Form 10-K
period 2019-12-31
Merida Merger Corp. I
filed 2020-03-30
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

Commission File Number 001-39119

MERIDA MERGER CORP. I

(Exact name of registrant as specified in its charter)

Delaware	84-2266022
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

641 Lexington Avenue, 18th Floor New York, NY	10022
(Address of principal executive offices)	(zip code)

(917) 745-7085

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	MCMJ MMK.U	The Nasdaq Stock Market LLC Neo Exchange Inc.
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MCMJW MMK.WT.U	The Nasdaq Stock Market LLC Neo Exchange Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 30, 2020, 16,571,552 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated November 4, 2019, as filed with the Securities and Exchange Commission on November 5, 2019, pursuant to Rule 424(b)(4) (SEC File Nos. 333-234134 and 333-234499) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete an initial business combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or the Neo Exchange or an inability to have our securities listed on Nasdaq, Neo Exchange or another national securities exchange following our initial business combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

MERIDA MERGER CORP. I

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Merida Merger Corp. I.

We are a blank check company formed under the laws of the State of Delaware on June 20, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the cannabis industry.

In August 2019, we issued an aggregate of 2,875,000 shares of our common stock (“founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.009 per share, to Merida Holdings, LLC, an affiliate of Merida Capital Partners III, LP (“Sponsor”). In November 2019, we effectuated a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, resulting in Merida Holdings, LLC holding an aggregate of 3,450,000 founders’ shares.

In August 2019, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our IPO (“IPO”), an aggregate of 120,000 shares of common stock (after giving effect to the stock dividend referred to above) (“representative shares”) at a price of $0.0001 per share.

On November 7, 2019, we consummated the IPO of 12,000,000 units. Each unit (“Unit”) consists of one share of common stock and one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $120,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 3,750,000 warrants (“Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $3,750,000. The Private Warrants were sold to Merida Holdings, LLC and EarlyBirdCapital and its designees. The Private Warrants are identical to the Warrants included in the Units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On November 13, 2019, as a result of the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 1,001,552 Units at $10.00 per Unit, generating gross proceeds of $10,015,520. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 200,311 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $200,311. Following the closing of the over-allotment option and sale of additional Private Warrants, an aggregate amount of $130,015,520 has been placed in the trust account established in connection with the IPO. The underwriters’ remaining over-allotment option expired unexercised and, as a result, 199,612 founder shares were forfeited and 250,388 founder shares are no longer subject to forfeiture, resulting in an aggregate of 3,250,388 Founder Share shares outstanding as of December 31, 2019.

Transaction costs amounted to $3,412,939, consisting of $2,600,311 of underwriting fees and $812,628 of other offering costs. As of December 31, 2019, $362,570 of cash was held outside of the trust account established in connection with the IPO and is available for working capital purposes.

On December 12, 2019, the shares of Common Stock and Warrants included in the Units began separate trading and the Units were delisted.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated November 4, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 4, 2019, incorporated by reference herein. There have been no material changes to such risk factors except as follows:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 641 Lexington Avenue, 18th Floor, New York, NY 10022. The cost for this space is included in the $5,000 per-month fee Merida Manager III LLC, an affiliate of our Sponsor, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols MCMJ and MCMJW, respectively, and on the Neo Exchange Inc. (“Neo”) under the symbols “MMK.U” and “MMK.WT.U”, respectively. The listing of the Company’s Common Stock and Warrants on the Neo is secondary to the primary listing on Nasdaq.

Holders

As of March 30, 2020, there were 0 holders of record of our units, 19 holders of record of our common stock and 4 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 7, 2019, we consummated our IPO of 12,000,000 units. Each unit consisted of one share of common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $120,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-234134) which was declared effective by the Securities and Exchange Commission on November 4, 2019, and a registration statement on Form S-1MEF (No. 333-234499) which became effective automatically upon filing on November 4, 2019.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 3,750,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $3,750,000. The Private Warrants were sold to Merida Holdings, LLC, our Sponsor, and EarlyBirdCapital and its designees. The Private Warrants are identical to the warrants included in the units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO on November 7, 2019, an amount of $120,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”).

On November 13, 2019, as a result of the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 1,001,552 Units, at $10.00 per Unit, and the sale of an additional 200,311 Private Warrants, at a price of $1.00 per Private Warrant, generating total gross proceeds of $10,215,831. A total of $10,015,520 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $130,015,520.

On December 12, 2019, the shares of Common Stock and Warrants included in the Units began separate trading and the Units were delisted.

Transaction costs amounted to $3,412,939, consisting of $2,600,311 of underwriting fees and $812,628 of other costs, including repayment of a promissory note to our Sponsor in an aggregate principal amount of $100,569. As of December 31, 2019, we had $362,570 of cash held outside of the Trust Account available for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on June 20, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2019 relates to our formation, IPO, and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2019 (inception) through December 31, 2019 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 20, 2019 (inception) through December 31, 2019, we had net income of $101,502, which consisted of interest income on marketable securities held in the Trust Account of $295,788 and an unrealized gain on marketable securities held in our Trust Account of $227, offset by operating costs of $167,531 and a provision for income taxes of $26,982.

Liquidity and Capital Resources

On November 7, 2019, we consummated the IPO of 12,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,750,000 Private Warrants to Merida Holdings, LLC and EarlyBirdCapital at a price of $1.00 per warrant, generating gross proceeds of $3,750,000.

On November 13, 2019, as a result of the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 1,001,552 Units, at $10.00 per Unit, and the sale of an additional 200,311 Private Warrants, at a price of $1.00 per Private Warrant, generating total gross proceeds of $10,215,831.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Warrants, a total of $130,015,520 was placed in the Trust Account. We incurred $3,412,939 in transaction costs, including $2,600,311 of underwriting fees and $812,628 of other costs.

For the period from June 20, 2019 (inception) through December 31, 2019, cash used in operating activities was $217,499. Net income of $101,502 was comprised of interest earned on marketable securities held in the Trust Account of $295,788, an unrealized gain on marketable securities held in our Trust Account of $227 and a deferred tax provision of $48. Changes in operating assets and liabilities used $23,034 of cash from operating activities.

As of December 31, 2019, we had marketable securities held in the Trust Account of $130,311,535 (including approximately $296,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2019, we did not withdraw any of the interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2019, we had $362,570 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Related Party Transactions

The Sponsor advanced the Company an aggregate of $162,500 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand. Outstanding advances amounting to $162,500 were repaid on November 14, 2019.

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. At December 31, 2019, advances of $16,458 were outstanding and due on demand.

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. As of December 31, 2019, the Company repaid $100,230 of amounts owed under the Promissory Note and $339 remained outstanding under the Promissory Note at December 31, 2019.

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

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the period from June 20, 2019 (inception) through December 31, 2019, the Company incurred $10,000 in fees for these services, of which such fees are included in accrued expenses in the accompanying balance sheet as of December 31, 2019.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

 We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,550,543 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Lee	43	President, Chief Financial Officer, Secretary and Director
Richard Sellers	49	Executive Vice President of Mergers & Acquisitions
Mitchell Baruchowitz	45	Non-Executive Chairman of the Board
Jeffrey Monat	41	Director
Andres Nannetti	42	Director

Peter Lee has served as our President since August 2019 and our Chief Financial Officer, Secretary and a member of our board of directors since September 2019. Mr. Lee has spent more than 20 years as an investment professional in both public markets and private equity. Since April 2018, Mr. Lee has been an independent investor and consultant for hedge funds. From 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a long/short equity oriented hedge fund. Prior to this, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund. From 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group. From 2005 to 2007, he was an analyst at Tiger Management evaluating public investments. Mr. Lee joined Tiger Management out of business school. Earlier, Mr. Lee focused on growth private equity investing in financial services and financial technology companies as a senior associate at J.H Whitney & Company from 2000 to 2002 and an associate at Capital Z Partners from 1999 to 2000. Mr. Lee began his career in 1997 as an analyst at Morgan Stanley Capital Partners, the private equity investment fund of Morgan Stanley. Mr. Lee received a B.S. in Business Administration from the University of California at Berkeley Haas School of Business and an MBA from Stanford Graduate School of Business. We believe Mr. Lee is well-qualified to serve as a member of the board of directors due to his business experience, including his consulting experience and business contacts and relationships.

Richard Sellers has served as our Executive Vice President of Mergers & Acquisitions since September 2019. Mr. Sellers has been involved in the cannabis industry for over 20 years. Since January 2018, Mr. Sellers has served as the Vice President of US Operations for Origin House (CSE: OH), a multinational, publicly traded company with cannabis assets throughout North America’s cannabis market. In addition to his duties in operations at Origin House, he has been instrumental in identifying, evaluating, negotiating, closing and transitioning multiple mergers and acquisitions. Previously, in January 2015, Mr. Sellers founded Alta Supply, California’s first formal cannabis distribution company. In March 2016, he also founded KAYA Manufacturing, one of the first California state licensed cannabis manufacturing companies. Kaya’s facility produces several cannabis products including gourmet cannabis chocolate, gummies, premium vaporizers, and mouth sprays. Alta Supply and Kaya were acquired by Origin House March 2018. From January 2010 to June 2019, Mr. Sellers was with Bhang Inc. (CSE: BHNG), a publicly traded company he co-founded and served as its Senior Vice President of Business Development. Bhang has become one of the most widely distributed cannabis brands in the world.

Mitchell Baruchowitz has been a member of the board of directors since August 2019 and our non-executive Chairman of the Board since September 2019. Mr. Baruchowitz has approximately 20 years of experience in the legal and finance fields. He also has nine years of experience in the legal cannabis industry. Through his leadership of Merida Capital Partners and his expertise in the diverse licensing regimes governing each state, Mr. Baruchowitz has been involved in over 100 cannabis transactions with a notional value over $1 billion. Mr. Baruchowitz has served as the Managing Member of Merida Advisors, LLC and the Managing Partner of Merida Capital Partners since September 2016. From April 2005 to March 2007, he served as the Associate General Counsel and Chief Compliance Officer of MarketAxess, a publicly traded financial technology company. He was also the General Counsel of investment banking boutique Pali Capital from October 2007 to May 2010. From May 2010 to October 2013, he served as the General Counsel of ACGM, Inc. In March 2013, he cofounded Theraplant, LLC, where he architected the highest scoring application in Connecticut’s highly selective licensing process. From October 2013 to October 2016, he served as the Head of Investment Banking of CAVU Securities. In 2014, he cofounded Leafline Labs, LLC, which was one of only two Minnesota companies to win a license to cultivate and dispense cannabis in extracted form. He formerly sat on the Board of Leafline Labs as well. In 2015, Mr. Baruchowitz co-founded a Nevada cultivator that also holds interests in two dispensary licenses. In 2016, he founded Merida Capital Partners and Grow West MD, a cultivator licensed in Maryland. He currently sits on the Boards of New Frontier Data, Simplifya, Mainstem, Steep Hill Labs and Manna Molecular Sciences. Mr. Baruchowitz received a B.A. in History from Brandeis University and a JD from Boston University School of Law. He is a member of the New York and Massachusetts Bars and held FINRA 7, 24, 63 and 79 licenses. We believe Mr. Baruchowitz is well qualified to serve on the board of directors due to his public and private company experience and experience in the cannabis industry.

Jeffrey Monat has been a member of the board of directors since August 2019. He has been investing in cannabis companies since 2013, having made investments in cultivation and ancillary businesses. He has been with Merida since 2018 and is a partner in all three of its funds, where he serves in a primary analytical role for the funds’ investments. Since 2018, Mr. Monat has served as Chairman of the Board of Steep Hill Labs. From 2000 to 2002, he was with Goldman Sachs, where he advised clients on M&A transactions, financial valuation, and corporate governance issues. He worked in the Goldman Sachs Principal Strategies Group from 2002 to 2003, analyzing public-market opportunities for the firm’s proprietary investment fund. From 2003 to 2010, he was an investment analyst at Rockbay Capital, where he helped grow the firm to $1 billion in assets under management. From 2010 to 2012, he was with FrontPoint Rockbay, an event-driven hedge fund in New York where he evaluated prospective investments and helped build the firm’s investment analysis infrastructure. Mr. Monat also served as a Senior Analyst at Seven Locks Capital, a long/short equity hedge fund from 2012 to 2016 and was a Senior Analyst at Sage Rock Capital, an event-driven hedge fund based in New York from 2016 to 2018. Mr. Monat is treasurer and trustee of the Social Smarts Foundation, Inc., an after school program that helps children with special needs improve social skills. Mr. Monat received a B.S. in Economics from The Wharton School of the University of Pennsylvania. We believe Mr. Monat is well qualified to serve on the board of directors due to his investment advisory experience and experience in the cannabis industry.

Andres Nannetti has been a member of the board of directors since September 2019. Mr. Nannetti brings over twenty years of domestic and international business leadership and experience as both a CEO of companies and private equity principal investor. Since August 2018, Mr. Nannetti has served as Executive Chairman of Natuera Sarl, a Luxembourg-based global cannabis contract development and manufacturing organization with its initial production operations in Colombia. Natuera is a 50/50 Joint Venture between the Cronos Group, a publicly traded Toronto based leading global cannabinoid company whose main investor is Altria and Monaco Investments, and an affiliate of Agroidea SAS, Colombia’s leading agricultural services provider with over 30 years of research, development and production operations. Since 2005, Mr. Nannetti has also served as Managing Director of Leawood Investments, a privately held holding company whose direct and affiliated holdings include cannabis cultivation and manufacturing of derivative products, real estate development, fresh cut flower growing, and agricultural services companies in Colombia, and retail operations in the US. From 1999 to 2002, Mr. Nannetti was Co-founder and CEO of Rovia Inc., a Boston-based digital rights management software provider that was subsequently acquired by Enchoice. Mr. Nannetti began his career in 1998 at JP Morgan in the Latin America M&A and Morgan Capital Private Equity Groups. Mr. Nannetti received a BS in Economics from the Massachusetts Institute of Technology and an MBA from Stanford Graduate School of Business. We believe Mr. Nannetti is well qualified to serve on the board of directors due to his extensive private equity investment and operational experience as well as his experience in the cannabis industry.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Andres Nannetti, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mitchell Baruchowitz, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Jeffrey Monat and Peter Lee, will expire at the third annual meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that  Mitchell Baruchowitz, Jeffrey Monat and Andres Nannetti are independent directors under the Nasdaq listing rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective November 4, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Mitchell Baruchowitz, Jeffrey Monat and Andres Nannetti, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2019, Merida’s audit committee held one meeting. Each of Merida’s audit committee members attended all of the meetings of the audit committee in fiscal year 2019.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards.  Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Baruchowitz qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective November 4, 2019, we established a nominating committee of the board of directors, which consists of Mitchell Baruchowitz, Andres Nannetti and Jeffrey Monat, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

During the fiscal year ended December 31, 2019, Merida’s nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective November 4, 2019, we established a compensation committee of the board of directors, which consists of Mitchell Baruchowitz, Andres Nannetti and Jeffrey Monat, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $5,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2019, Merida’s compensation committee did not hold any meetings.

Code of Ethics

Effective November 4, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to 641 Lexington Avenue, 18th Floor, New York, NY 10022.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of this prospectus through the acquisition of a target business, we will pay Merida Manager III LLC, an affiliate of our Sponsor, an aggregate fee of $5,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $5,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $150,000 of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
Peter Lee(2)	3,318,262	19.99%
Richard Sellers	0	0.0%
Mitchell Baruchowitz(2)	3,318,262	19.99%
Jeffrey Monat(2)	3,318,262	19.99%
Andres Nannetti(2)	3,318,262	19.99%
Merida Holdings, LLC	3,318,262	19.99%
All directors and executive officers as a group (seven individuals)	3,318,262	19.99%
Linden Advisors(3)	1,195,100	7.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 18th Floor, New York, NY 10022.
(2)	Represents securities held by Merida Holdings, LLC, of which each of Messrs. Lee, Baruchowitz, Monat and Nannetti is a managing member. Each individual has one vote, and the approval of three of the four managing members is required for approval of an action of the entity. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual of the committee exercises voting or dipositive control over any of the securities held by such entity, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Represents shares beneficially held by Linden Advisors and Siu Min (Joe) Wong. This amount consists of 1,085,053 shares held by Linden Capital and 110,047 shares held by separately managed accounts. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 14, 2020.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated November 4, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 20, 2019 (inception) through December 31, 2019 totaled $112,345. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from June 20, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from June 20, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the period from June 20, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Common Stock Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*
10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Administrative Services Agreement between Merida Manager III LLC and the Registrant.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-234134 and 333-234499).

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2020.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	March 30, 2020
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Mitchell Baruchowitz	Non-Executive Chairman of the Board	March 30, 2020
Mitchell Baruchowitz

/s/ Jeffrey Monat	Director	March 30, 2020
Jeffrey Monat

/s/ Andres Nannetti	Director	March 30, 2020
Andres Nannetti

MERIDA MERGER CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Merida Merger Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Merida Merger Corp. I (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 20, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from June 20, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 30, 2020

MERIDA MERGER CORP. I

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current asset
Cash	$362,570
Prepaid expenses	176,869
Total Current Assets	539,439

Marketable securities held in Trust Account	130,311,535
Total Assets	$130,850,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$126,891
Income taxes payable	26,934
Advances from related party	16,458
Promissory note – related party	339
Total Current liabilities	170,622

Deferred tax liability	48
Total Liabilities	170,670

Commitments

Common stock subject to possible redemption 12,550,477 shares at redemption value	125,680,303

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,821,463 shares issued and outstanding (excluding 12,550,477 shares subject to possible redemption)	382
Additional paid-in capital	4,898,117
Retained earnings	101,502
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,850,974

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 20, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Operating costs	$167,531
Loss from operations	(167,531)

Other income:
Interest income	295,788
Unrealized gain on marketable securities held in Trust Account	227
Other income, net	296,015

Income before provision for income taxes	128,484
Provision for income taxes	(26,982)
Net income	$101,502

Weighted average shares outstanding, basic and diluted (1)	3,305,465

Basic and diluted net loss per common share (2)	$0.03

(1)	Excludes an aggregate of up to 12,550,477 shares subject to possible redemption.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $175,486 for the period from June 20, 2019 (inception) through December 31, 2019.

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 20, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – June 20, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	120,000	12	898	—	910

Sale of 13,001,552 Units, net of underwriting discounts and offering expenses	13,001,552	1,300	126,601,281	—	126,602,581

Sale of 3,950,311 Private Warrants	—	—	3,950,311	—	3,950,311

Common stock subject to possible redemption	(12,550,477)	(1,255)	(125,679,048)	—	(125,680,303)

Forfeiture of Founder Shares	(199,612)	(20)	20	—	—

Net income	—	—	—	101,502	101,502

Balance – December 31, 2019	3,821,463	$382	$4,898,117	$101,502	$5,000,001

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 20, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net income	$101,502
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(295,788)
Unrealized gain on marketable securities held in Trust Account	(227)
Deferred tax provision	48
Changes in operating assets and liabilities:
Prepaid expenses	(176,859)
Accrued expenses	126,891
Income taxes payable	26,934
Net cash used in operating activities	(217,499)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(130,015,520)
Net cash used in investing activities	(130,015,520)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	127,415,209
Proceeds from sale of Private Warrants	3,950,311
Advances from related party	203,958
Repayment of advances from related party	(187,500)
Proceeds from promissory note – related party	100,569
Repayment of promissory note – related party	(100,230)
Payment of offering costs	(786,728)
Net cash provided by financing activities	130,595,589

Net Change in Cash	362,570
Cash – Beginning	—
Cash – Ending	$362,570

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$125,578,180
Change in value of common stock subject to possible redemption	$102,123
Issuance of Representative Shares	$910
Deferred offering costs paid directly by shareholder from proceeds from issuance of common stock to Sponsor	$25,000

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from June 20, 2019 (inception) through December 31, 2019 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statements for the Company’s IPO were declared effective on November 4, 2019. On November 7, 2019, the Company consummated the IPO of 12,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $120,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,750,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Merida Holdings, LLC and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $3,750,000, which is described in Note 4.

Following the closing of the IPO on November 7, 2019, an amount of $120,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Transaction costs amounted to $3,412,939 consisting of $2,600,311 of underwriting fees and $812,628 of other offering costs. In addition, as of December 31, 2019, there was $362,570 of cash held outside of the Trust Account and available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds from the sale of the Private Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination in connection with a stockholder meeting called to approve the Business Combination. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and up to $250,000 per 12-month period for working capital needs). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. The Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules. The Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

In order to protect the amounts held in the Trust Account, Merida Manager III LLC, the general partner of the Sponsor, has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Merida Manager III LLC will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Merida Manager III LLC will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

Marketable securities held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 10,451,087 shares of common stock that were sold in the IPO and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from June 20, 2019 (inception) through
December 31, 2019
Net income	$101,502
Less: Income attributable to shares subject to redemption	(175,486)
Adjusted net loss	$(73,984)

Weighted average shares outstanding, basic and diluted	3,305,465

Basic and diluted net loss per share	$(0.02)

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 13,001,552 Units at a price of $10.00 per Unit, inclusive of 1,001,552 Units sold to the underwriters on November 13, 2019 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, Merida Holdings, LLC and EarlyBirdCapital purchased an aggregate of 3,750,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $3,750,000, in a private placement that occurred simultaneously with the closing of the IPO. On November 13, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional aggregate of 200,311 Private Warrants to Merida Holdings, LLC and EarlyBirdCapital, at a price of $1.00 per Private Warrant, generating gross proceeds of $200,311. Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The proceeds from the Private Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants and all underlying securities will expire worthless.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. RELATED PARTY TRANSACTION

Founder Shares

In August 2019, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On November 4, 2019, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 3,450,000 Founder Shares being held by the Sponsor. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 199,612 shares that were subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise its over-allotment option. The underwriters’ remaining over-allotment option expired unexercised and, as a result, 199,612 Founder Shares were forfeited and 250,388 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,250,388 Founder Share shares outstanding as of December 31, 2019.

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

Advances — Related Party

The Sponsor advanced the Company an aggregate of $162,500 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand. Outstanding advances amounting to $162,500 were repaid on November 14, 2019.

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. At December 31, 2019, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. As of December 31, 2019, the Company repaid $100,230 of amounts owed under the Promissory Note and $339 remained outstanding under the Promissory Note at December 31, 2019.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the period from June 20, 2019 (inception) through December 31, 2019, the Company incurred $5,000 in fees for these services, of which such fees are included in accrued expenses in the accompanying balance sheet as of December 31, 2019.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 4, 2019, the holders of the Founder Shares, Representative Shares, Private Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Representative Shares, Private Warrants or warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Underwriting Agreement

The Company granted the underwriters a 45-day to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 13, 2019, the underwriters partially exercised their over-allotment option to purchase an additional 1,001,552 Units at $10.00 per Unit, leaving 798,448 Units available for a purchase price of $10.00 per Unit.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO, or an aggregate of $4,550,543 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2019, there were 3,821,463 shares of common stock issued and outstanding, excluding 12,550,477 shares of common stock subject to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Representative Shares

In August 2019, the Company issued to EarlyBirdCapital and its designees the 120,000 Representative Shares (as adjusted for the stock dividend described above). The Company accounted for the Representative Shares as an offering cost of the IPO, with a corresponding credit to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $910 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2019 is as follows:

Deferred tax liability
Unrealized gain on securities	$(48)
Total deferred tax liability	(48)
Valuation allowance	—
Deferred tax liability, net of allowance	$(48)

The income tax provision for the year ended December 31, 2019 consists of the following:

Federal
Current	$26,934
Deferred	48

State
Current	$—
Deferred	—
Change in valuation allowance	—
Income tax provision	$26,982

As of December 31, 2019, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Income tax provision	21.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$130,311,535

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.