Form 10-Q
period 2020-03-31
Merida Merger Corp. I
filed 2020-05-15
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 15, 2020, 16,371,940 shares of common stock, par value $0.0001 per share were issued and outstanding.

MERIDA MERGER CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MERIDA MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current asset
Cash	$367,782	$362,570
Prepaid expenses	244,331	176,869
Total Current Assets	612,113	539,439

Marketable securities held in Trust Account	130,661,826	130,311,535
TOTAL ASSETS	$131,273,939	$130,850,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$73,256	$126,891
Income taxes payable	86,658	26,934
Advances from related party	16,458	16,458
Promissory note – related party	339	339
Total Current liabilities	176,711	170,622

Deferred tax liability	40,594	48
Total Liabilities	217,305	170,670

Commitments

Common stock subject to possible redemption 12,555,567 and 12,550,477 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	126,056,624	125,680,303

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,816,373 and 3,821,463 shares issued and outstanding (excluding 12,555,567 and 12,550,477 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	382	382
Additional paid-in capital	4,521,796	4,898,117
Retained earnings	477,832	101,502
Total Stockholders’ Equity	5,000,010	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,273,939	$130,850,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Operating costs	$210,930
Loss from operations	(210,930)

Other income:
Interest income	494,227
Unrealized gain on marketable securities held in Trust Account	193,303
Other income, net	687,530

Income before provision for income taxes	476,600
Provision for income taxes	(100,270)
Net income	$376,330

Weighted average shares outstanding, basic and diluted (1)	3,821,463

Basic and diluted net loss per common share (2)	$(0.04)

(1)	Excludes an aggregate of up to 12,555,567 shares subject to possible redemption.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $527,620 for the three months ended March 31, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,821,463	$382	$4,898,117	$101,502	$5,000,001

Change in value of common stock subject to possible redemption	(5,090)	—	(376,321)	—	(376,321)

Net income	—	—	—	376,330	376,330

Balance – March 31, 2020	3,816,373	$382	$4,521,796	$477,832	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$376,330
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(494,227)
Unrealized gain on marketable securities held in Trust Account	(193,303)
Deferred tax provision	40,546
Changes in operating assets and liabilities:
Prepaid expenses	(67,462)
Accrued expenses	(53,635)
Income taxes payable	59,724
Net cash used in operating activities	(332,027)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise tax payments and working capital requirements	337,239
Net cash provided by investing activities	337,239

Net Change in Cash	5,212
Cash – Beginning	362,570
Cash – Ending	$367,782

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$376,321

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on November 7, 2019, an amount of $120,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

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

Transaction costs amounted to $3,412,939 consisting of $2,600,311 of underwriting fees and $812,628 of other offering costs. In addition, as of March 31, 2020, there was $367,782 of cash held outside of the Trust Account and available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds from the sale of the Private Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company withdrew $337,239 of the interest earned on the Trust Account to pay for its franchise taxes and for working capital needs.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 10,451,087 shares of common stock that were sold in the IPO and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2020
Net income	$376,330
Less: Income attributable to shares subject to redemption	(527,620)
Adjusted net loss	$(151,290)

Weighted average shares outstanding, basic and diluted	3,821,463

Basic and diluted net loss per share	$(0.04)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Note 4 — Private Placement

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. At March 31, 2020 and December 31, 2019, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. As of December 31, 2019, the Company repaid $100,230 of amounts owed under the Promissory Note and $339 remained outstanding under the Promissory Note at March 31, 2020 and December 31, 2019.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred $15,000 in fees for these services, of which $5,000 was outstanding and shown in accrued expenses in the accompanying condensed balance sheets. The Company had $10,000 outstanding and shown in accrued expenses in the accompanying condensed balance sheets as of December 31, 2019.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 3,816,373 and 3,821,463 shares of common stock issued and outstanding, excluding 12,555,567 and 12,550,477 shares of common stock subject to possible redemption, respectively.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$130,661,826	$130,311,535

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2020 relates to our formation, IPO, and search for a prospective initial Business Combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $376,330, which consisted of interest income on marketable securities held in the Trust Account of $494,227 and an unrealized gain on marketable securities held in our Trust Account of $193,303, offset by operating costs of $210,930 and a provision for income taxes of $100,270.

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

For the three months ended March 31, 2020, cash used in operating activities was $332,027. Net income of $376,330 was comprised of interest earned on marketable securities held in the Trust Account of $193,303, an unrealized gain on marketable securities held in our Trust Account of $494,227 and a deferred tax provision of $40,546. Changes in operating assets and liabilities used $61,373 of cash from operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $130,661,826 (including approximately $646,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the three months ended March 31, 2020, we withdrew $337,239 of the interest earned on the Trust Account to pay for our franchise taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had $367,782 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Merida Merger Corp. I

Date: May 15, 2020	By:	/s/ Peter Lee
	Name:	Peter Lee
	Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)