Form 10-Q
period 2020-09-30
Merida Merger Corp. I
filed 2020-11-16
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 12, 2020, 16,371,940 shares of common stock, par value $0.0001 per share were issued and outstanding.

MERIDA MERGER CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MERIDA MERGER CORP. I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current asset
Cash	$242,895	$362,570
Prepaid expenses	138,999	176,869
Total Current Assets	381,894	539,439

Deferred tax asset	544	—
Marketable securities held in Trust Account	130,646,624	130,311,535
TOTAL ASSETS	$131,029,062	$130,850,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,127	$126,891
Income taxes payable	30,778	26,934
Advances from related party	16,458	16,458
Promissory note – related party	339	339
Total Current liabilities	157,702	170,622

Deferred tax liability	—	48
Total Liabilities	157,702	170,670

Commitments

Common stock subject to possible redemption 12,537,714 and 12,550,477 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	125,871,358	125,680,303

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,834,226 and 3,821,463 shares issued and outstanding (excluding 12,537,714 and 12,550,477 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	383	382
Additional paid-in capital	4,707,061	4,898,117
Retained earnings	292,558	101,502
Total Stockholders’ Equity	5,000,002	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,029,062	$130,850,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 20, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$153,230	$87	$512,896	$426
Loss from operations	(153,230)	(87)	(512,896)	(426)

Other income (expense):
Interest income	42,577	—	757,577	—
Unrealized gain (loss) on marketable securities held in Trust Account	1,474	—	(2,594)	—
Other income, net	44,051	—	754,983	—

(Loss) income before provision for income taxes	(109,179)	—	242,087	—
Benefit (provision) for income taxes	22,871	—	(51,031)	—
Net (loss) income	$(86,308)	$(87)	$191,056	$(426)

Weighted average shares outstanding, basic and diluted (1)	3,826,395	3,120,000	3,821,429	3,120,000

Basic and diluted net loss per common share (2)	$(0.03)	$(0.00)	$(0.10)	$(0.00)

(1)	Excludes an aggregate of up to 12,537,714 shares subject to possible redemption at September 30, 2020. At September 30, 2019, excludes up to 199,612 shares subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $25,093 and $560,501 for the three and nine months ended September 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,821,463	$382	$4,898,117	$101,502	$5,000,001

Change in value of common stock subject to possible redemption	(5,090)	—	(376,321)	—	(376,321)

Net income	—	—	—	376,330	376,330

Balance – March 31, 2020	3,816,373	382	4,521,796	477,832	5,000,010

Change in value of common stock subject to possible redemption	10,022	1	98,959	—	98,960

Net loss	—	—	—	(98,966)	(98,966)

Balance – June 30, 2020	3,826,395	$383	$4,620,755	$378,866	$5,000,004

Change in value of common stock subject to possible redemption	7,831	—	86,306	—	86,306

Net loss	—	—	—	(86,308)	(86,308)

Balance – September 30, 2020	3,834,226	$383	$4,707,061	$292,558	$5,000,002

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND FOR THE PERIOD FROM JUNE 20, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 20, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	120,000	12	898	—	910

Net loss	—	—	—	(339)	(339)

Balance – June 30, 2019	3,570,000	357	25,553	(339)	25,571

Net loss	—	—	—	(87)	(87)

Balance – September 30, 2019	3,570,000	$357	$25,553	$(426)	$25,484

(1)	Includes up to 199,612 shares subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option (see Note 5). On November 4, 2019, the Company effected a stock dividend of 0.2 shares for each share outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from June 20, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$191,056	$(426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(757,577)	—
Unrealized loss on marketable securities held in Trust Account	2,594	—
Deferred tax benefit	(592)	—
Changes in operating assets and liabilities:
Prepaid expenses	37,870	—
Accounts payable and accrued expenses	(16,764)	—
Income taxes payable	3,844	—
Net cash used in operating activities	(539,569)	(426)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise and income tax payments and working capital requirements	419,894	—
Net cash provided by investing activities	419,894	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	75,569
Payment of offering costs	—	(65,480)
Net cash provided by financing activities	—	10,089

Net Change in Cash	(119,675)	9,663
Cash – Beginning	362,570	—
Cash – Ending	$242,895	$9,663

Supplementary cash flow information:
Cash paid for income taxes	$47,779	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$191,055	$—
Issuance of Representative Shares	$—	$910
Deferred offering costs included in accrued offering costs		$5,000
Deferred offering cost paid directly by stockholder in consideration for the issuance of common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $3,412,939 consisting of $2,600,311 of underwriting fees and $812,628 of other offering costs. In addition, as of September 30, 2020, there was $242,895 of cash held outside of the Trust Account and available for working capital purposes.

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

SEPTEMBER 30, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $419,894 of the interest earned on the Trust Account to pay for its franchise taxes and for working capital needs.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 10,451,087 shares of common stock that were sold in the IPO and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 20, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(86,308)	$(87)	$191,056	$(426)
Less: Income attributable to shares subject to possible redemption	(25,093)	—	(560,501)	—
Adjusted net loss	$(111,401)	$(87)	$(369,445)	$(426)

Weighted average shares outstanding, basic and diluted	3,826,395	3,120,000	3,821,429	3,120,000

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.10)	$(0.00)

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Advances — Related Party

The Sponsor advanced the Company an aggregate of $162,500 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand. Outstanding advances amounting to $162,500 were repaid on November 14, 2019.

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. At September 30, 2020 and December 31, 2019, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. As of December 31, 2019, the Company repaid $100,230 of amounts owed under the Promissory Note and $339 remained outstanding under the Promissory Note at September 30, 2020 and December 31, 2019.

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

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $15,000 and $35,000, respectively, in fees for these services, of which $5,000 was outstanding and shown in accounts payable and accrued expenses in the accompanying condensed balance sheets. The Company had $10,000 outstanding and shown in accounts payable and accrued expenses in the accompanying condensed balance sheets as of December 31, 2019.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 3,834,226 and 3,821,463 shares of common stock issued and outstanding, excluding 12,537,714 and 12,550,477 shares of common stock subject to possible redemption, respectively.

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

SEPTEMBER 30, 2020

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$130,646,624	$130,311,535

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

All activity through September 30, 2020 relates to our formation, IPO, and search for a prospective initial Business Combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $86,308, which consisted of operating costs of $153,230, offset by interest income on marketable securities held in the Trust Account of $42,577, an unrealized gain on marketable securities held in our Trust Account of $1,474, and an income tax benefit of $22,871.

For the nine months ended September 30, 2020, we had net income of $191,056, which consisted of interest income on marketable securities held in the Trust Account of $757,577, offset by operating costs of $512,896, an unrealized loss on marketable securities held in our Trust Account of $2,594 and a provision for income taxes of $51,031.

For the three months ended September 30, 2019 and for the period from June 20, 2019 (inception) through September 30, 2019, we had a net loss of $87 and $426, respectively, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2020, cash used in operating activities was $539,569. Net income of $191,056 was comprised of interest earned on marketable securities held in the Trust Account of $757,577, an unrealized loss on marketable securities held in our Trust Account of $2,594 and a deferred tax benefit of $592. Changes in operating assets and liabilities provided $24,950 of cash from operating activities.

As of September 30, 2019, we had cash of $9,663. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

As of September 30, 2020, we had marketable securities held in the Trust Account of $130,646,624 (including approximately $631,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the nine months ended September 30, 2020, we withdrew $419,894 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $242,895 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Merida Merger Corp. I

Date: November 13, 2020	By:	/s/ Peter Lee
	Name:	Peter Lee
	Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)