Form 10-K/A
period 2020-12-31
Merida Merger Corp. I
filed 2021-07-26
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant listed on Nasdaq was approximately $127,285,194, based on the closing sales price of the common stock on June 30, 2020 of $9.79, as reported on the Nasdaq Capital Market.

As of July 26, 2021, 16,371,940 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Merida Merger Corp. I (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”) as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of and for the year ended December 31, 2020, and the financial statements and related footnote disclosures included in the Annual Report on Form 10-K as of and for the period ended December 31, 2019 (the “2019 10-K”), each of the Forms 10-Q as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original 10-Qs”), and the balance sheet as of November 7, 2019 (the “November 7, 2019 Balance Sheet”).

Background of Restatement

On July 23, 2021, the Company’s management and audit committee of the board of directors (“Audit Committee”) of the Company determined, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, that the Company’s financial statements which were included in the Original 10-K, 2019 10-K, the Original 10-Qs, and November 7, 2019 Balance Sheet should no longer be relied upon due to an error in such financial statements relating to the Company’s accounting for an aggregate of 3,950,311 warrants issued to Merida Holdings, LLC and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) in a private placement that closed concurrently with the closing of the Company’s initial public offering (such warrants, the “Private Warrants”) as equity instead of accounting for the Private Warrants as derivative liabilities.

The error was uncovered following the release of a joint statement on April 12, 2021 by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The restatement results in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the financial statements of this Amendment for a more detailed discussion of the error and the effects of the restatement.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its accounting for the Private Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these period is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-K.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original 10-K, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the date of the Original 10-K.

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

FORM 10-K/A

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Recent SEC guidance required us to reconsider the accounting of warrants and led us to conclude that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our private warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our private warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or the Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Our private warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each reporting period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

We now account for our private warrants as warrant liabilities and recorded at fair value upon issuance with any changes in fair value each reporting period to be reported in earnings as determined by the Company based the available publicly traded warrant price or based on a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our private warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of and for the year ended December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $1,874,080, which consisted of operating costs of $661,218, a provision for income taxes of $27,112, and a change in fair value of warrant liability of $1,975,156, offset by interest earned on marketable securities held in the Trust Account of $787,350 and an unrealized gain on marketable securities held in our Trust Account of $2,056.

For the period from June 20, 2019 (inception) through December 31, 2019, we had net income of $1,306,153, which consisted of interest earned on marketable securities held in the Trust Account of $295,788, an unrealized gain on marketable securities held in our Trust Account of $227, and a change in fair value of warrant liability of $1,224,597, offset by operating costs of $167,531, transaction costs allocable to the warrants of $19,946, and a provision for income taxes of $26,982.

For the three months ended September 30, 2020, we had a net loss of $283,824, which consisted of operating costs of $153,230 and a change in fair value of warrant liability of $197,516, offset by interest income on marketable securities held in the Trust Account of $42,577, an unrealized gain on marketable securities held in our Trust Account of $1,474, and an income tax benefit of $22,871.

For the nine months ended September 30, 2020, we had a net loss of $6,460, which consisted of operating costs of $512,896, an unrealized loss on marketable securities held in our Trust Account of $2,594, a change in fair value of warrant liability of $197,516 and a provision for income taxes of $51,031, offset by interest income on marketable securities held in the Trust Account of $757,577.

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

For the year ended December 31, 2020, cash used in operating activities was $610,924. Net loss of $1,874,080 was affected by change in fair value of warrant liability of $1,975,156, interest earned on marketable securities held in the Trust Account of $787,350, an unrealized gain on marketable securities held in our Trust Account of $2,056 and a deferred tax provision of $384. Changes in operating assets and liabilities provided $77,022 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $539,569. Net loss of $6,460 was comprised of interest earned on marketable securities held in the Trust Account of $757,577, an unrealized loss on marketable securities held in our Trust Account of $2,594, a change in fair value of warrant liability of $197,516 and a deferred tax benefit of $592. Changes in operating assets and liabilities provided $24,950 of cash from operating activities.

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

For the period from June 20, 2019 (inception) through December 31, 2019, cash used in operating activities was $217,499. Net income of $1,306,153 was affected by a change in fair value of warrant liability of $1,224,597, transaction costs associated with Initial Public Offering of $19,946, interest earned on marketable securities held in the Trust Account of $295,788, an unrealized gain on marketable securities held in our Trust Account of $227 and a deferred tax provision of $48. Changes in operating assets and liabilities used $23,034 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $130,681,047 (including approximately $666,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. As of September 30, 2020, we had marketable securities held in the Trust Account of $130,646,624. As of June 30, 2020, we had marketable securities held in the Trust Account of $130,643,612. As of March 31, 2020, we had marketable securities held in the Trust Account of $130,661,826. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the year ended December 31, 2020, we withdrew $419,894 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. On June 25, 2021, our Sponsor committed to provide us an aggregate of $400,000 in loans in connection with the Working Capital Loans.

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

Warrant Liability

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for the Private Warrants . Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020 and as of and for the period ended December 31, 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On July 23, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 and as of and for the period ended December 31, 2019, as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and as of November 7, 2019 should not be relied on because of a misapplication in the guidance on warrant accounting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Lee	44	President, Chief Financial Officer, Secretary and Director
Richard Sellers	51	Executive Vice President of Mergers & Acquisitions
Mitchell Baruchowitz	46	Non-Executive Chairman of the Board
Jeffrey Monat	42	Director
Andres Nannetti	43	Director

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Common Stock Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*
10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Administrative Services Agreement between Merida Manager III LLC and the Registrant.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-234134 and 333-234499).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of July 2021.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	July 26, 2021
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
/s/ Mitchell Baruchowitz		July 26, 2021
Mitchell Baruchowitz	Non-Executive Chairman of the Board

/s/ Jeffrey Monat		July 26, 2021
Jeffrey Monat	Director

/s/ Andres Nannetti		July 26, 2021
Andres Nannetti	Director

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is July 26, 2021.

MERIDA MERGER CORP. I

BALANCE SHEETS

(AS RESTATED)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$171,540	$362,570
Prepaid expenses and other current assets	99,735	176,869
Total Current Assets	271,275	539,439

Cash and marketable securities held in Trust Account	130,681,047	130,311,535
TOTAL ASSETS	$130,952,322	$130,850,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$147,830	$126,891
Income taxes payable	5,883	26,934
Advances from related party	16,458	16,458
Promissory note – related party	339	339
Total Current Liabilities	170,510	170,622

Warrant liability	3,950,311	1,975,155
Deferred tax liability	432	48
TOTAL LIABILITIES	4,121,253	2,145,825

Commitments

Common stock subject to possible redemption 12,133,696 and 12,353,237 shares at redemption value as of December 31, 2020 and 2019, respectively	121,831,059	123,705,148

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,238,244 and 4,018,703 shares issued and outstanding (excluding 12,133,696 and 12,353,237 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	424	402
Additional paid-in capital	5,567,513	3,693,446
(Accumulated deficit) / Retained earnings	(567,927)	1,306,153
Total Stockholders’ Equity	5,000,010	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,952,322	$130,850,974

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENTS OF OPERATIONS

(AS RESTATED)

	Year Ended December 31,	For the Period from June 20, 2019 (Inception) Through December 31,
	2020	2019

Operating costs	$661,218	$167,531
Loss from operations	(661,218)	(167,531)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	787,350	295,788
Unrealized gain on marketable securities held in Trust Account	2,056	227
Change in fair value of warrant liability	(1,975,156)	1,224,597
Offering costs allocated to warrant liability	—	(19,946)
Other (expense) income, net	(1,185,750)	1,500,666

(Loss) Income before provision for income taxes	(1,846,968)	1,333,135
Provision for income taxes	(27,112)	(26,982)
Net (loss) income	$(1,874,080)	$1,306,153

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	12,345,490	12,128,362

Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$0.01

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,026,450	3,394,029

Basic and diluted net loss per share, Non-redeemable common stock	$(0.60)	$0.33

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(AS RESTATED)

	Common Stock		Additional Paid	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – June 20, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	120,000	12	898	—	910

Sale of 13,001,552 Units, net of underwriting discounts and offering expenses	13,001,552	1,300	126,621,227	—	126,622,527

Proceeds received in excess of fair value of Private Warrants	—	—	750,559	—	750,559

Common stock subject to possible redemption	(12,353,237)	(1,235)	(123,703,913)	—	(123,705,148)

Forfeiture of Founder Shares	(199,612)	(20)	20	—	—

Net income	—	—	—	1,306,153	1,306,153
Balance – December 31, 2019	4,018,703	402	3,693,446	1,306,153	5,000,001

Change in fair value of common stock subject to redemption	219,541	22	1,874,067	—	1,874,089

Net loss	—	—	—	(1,874,080)	(1,874,080)

Balance – December 31, 2020	4,238,244	$424	$5,567,513	$(567,927)	$5,000,010

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENTS OF CASH FLOWS

(AS RESTATED)

	Year Ended December 31,	For the Period from June 20, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,874,080)	$1,306,153
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	1,975,156	(1,224,597)
Offering costs allocated to warrant liability	—	19,946
Interest earned on marketable securities held in Trust Account	(787,350)	(295,788)
Unrealized gain on marketable securities held in Trust Account	(2,056)	(227)
Deferred tax provision	384	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	77,134	(176,859)
Accrued expenses	20,939	126,891
Income taxes payable	(21,051)	26,934
Net cash used in operating activities	(610,924)	(217,499)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(130,015,520)
Cash withdrawn from Trust Account for franchise and income tax payments	419,894	—
Net cash provided by (used in) investing activities	419,894	(130,015,520)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	127,415,209
Proceeds from sale of Private Warrants	—	3,950,311
Advances from related party	—	203,958
Repayment of advances from related party	—	(187,500)
Proceeds from promissory note – related party	—	100,569
Repayment of promissory note – related party	—	(100,230)
Payment of offering costs	—	(786,728)
Net cash provided by financing activities	—	130,595,589

Net Change in Cash	(191,030)	362,570
Cash – Beginning of period	362,570	—
Cash – End of period	$171,540	$362,570

Supplementary cash flow information:
Cash paid for income taxes	$47,779	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$122,378,428
Change in value of common stock subject to possible redemption	$(1,874,089)	$1,326,720
Issuance of Representative Shares	$—	$910
Offering cost paid directly by stockholder in consideration for the issuance of common stock	$—	$25,000

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

The registration statements for the Company’s IPO were declared effective on November 4, 2019. On November 7, 2019, the Company consummated the IPO of 12,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $120,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,750,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Merida Holdings, LLC and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $3,750,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination in connection with a stockholder meeting called to approve the Business Combination. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and up to $250,000 per 12-month period for working capital needs). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. The Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules. The Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated. The restatement did not result in a change to net income or cash flows for the three months ended March 31, 2020 and the three and six months ended June 30, 2020 as there was no change in the fair value of the Warrants.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 7, 2019 (audited)
Warrant Liability	$—	$3,037,500	$3,037,500
Common Stock Subject to Possible Redemption	115,562,660	(3,037,500)	112,525,160
Common Stock	401	31	432
Additional Paid-in Capital	5,000,221	19,915	5,020,136
Accumulated Deficit	(621)	(19,946)	(20,567)

Balance sheet as of December 31, 2019 (audited)
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	125,680,303	(1,975,155)	123,705,148
Common Stock	382	20	402
Additional Paid-in Capital	4,898,117	(1,204,671)	3,693,446
Retained Earnings	101,502	1,204,651	1,306,153

Balance sheet as of March 31, 2020
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	126,056,624	(1,975,155)	124,081,469
Common Stock	382	20	402
Additional Paid-in Capital	4,521,796	(1,204,671)	3,317,125
Retained Earnings	477,832	1,204,651	1,682,483

Balance sheet as of June 30, 2020
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	125,957,664	(1,975,155)	123,982,509
Common Stock	383	20	403
Additional Paid-in Capital	4,620,755	(1,204,671)	3,416,084
Retained Earnings	378,866	1,204,651	1,583,517

Balance sheet as of September 30, 2020
Warrant Liability	$—	$2,172,671	$2,172,671
Common Stock Subject to Possible Redemption	125,871,358	(2,172,671)	123,698,687
Common Stock	383	22	405
Additional Paid-in Capital	4,707,061	(1,007,157)	3,699,904
Retained Earnings	292,558	1,007,135	1,299,693

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$3,950,311	$3,950,311
Common Stock Subject to Possible Redemption	125,781,370	(3,950,311)	121,831,059
Common Stock	384	40	424
Additional Paid-in Capital	4,797,048	770,465	5,567,513
Retained Earnings (Accumulated Deficit)	202,578	(770,505)	(567,927)

Statement of Operations for the Period from June 20, 2019 (inception) Through December 31, 2019 (audited)
Change in fair value of warrant liability	$—	$1,224,597	$1,224,597
Transaction costs allocable to warrant liability	—	(19,946)	(19,946)
Net income	101,502	1,204,651	1,306,153
Weighted average shares outstanding, Common Stock subject to possible redemption	12,446,534	(318,172)	12,128,362
Basic and diluted net income per share, Common Stock subject to possible redemption	0.01	—	0.01
Weighted average shares outstanding, Common Stock	3,305,465	88,564	3,394,029
Basic and diluted net loss per share, Common Stock	0.03	0.30	0.33

Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,550,477	(197,240)	12,353,237
Basic and diluted net income per share, Common Stock subject to possible redemption	0.04	—	0.04
Weighted average shares outstanding, Common Stock	3,821,463	197,240	4,018,703
Basic and diluted net loss per share, Common Stock	(0.04)	—	(0.04)

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,553,036	(196,999)	12,356,037
Basic and diluted net income per share, Common Stock subject to possible redemption	0.04	—	0.04
Weighted average shares outstanding, Common Stock	3,818,918	196,986	4,015,904
Basic and diluted net loss per share, Common Stock	(0.07)	0.01	(0.06)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(197,516)	$197,516
Net income (loss)	191,056	(197,516)	(6,460)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,550,512	(196,900)	12,353,612
Basic and diluted net income per share, Common Stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding, Common Stock	3,821,429	196,899	4,018,328
Basic and diluted net loss per share, Common Stock	(0.10)	(0.04)	(0.14)

Statement of Operations for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(1,975,156)	$(1,975,156)
Net income (loss)	101,076	(1,975,156)	(1,874,080)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,547,286	(201,796)	12,345,490
Basic and diluted net income per share, Common Stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding, Common Stock	3,824,645	201,805	4,026,450
Basic and diluted net loss per share, Common Stock	(0.12)	(0.48)	(0.60)

Cash Flow Statement for the Year Ended December 31, 2019 (audited)
Net income	$101,502	$1,204,651	$1,306,153
Change in fair value of warrant liability	—	(1,224,597)	(1,224,597)
Transaction costs associated with Initial Public Offering	—	19,946	19,946
Initial classification of Common Stock subject to possible redemption	125,578,180	(3,199,752)	122,378,428
Change in value of Common Stock subject to possible redemption	102,123	1,224,597	1,326,720

Cash Flow Statement for the Nine Months Ended September 30, 2020 (unaudited)
Net income (loss)	$191,056	$(197,516)	$(6,460)
Change in fair value of warrant liability	—	197,516	197,516
Change in value of Common Stock subject to possible redemption	191,055	(197,516)	(6,461)

Cash Flow Statement for the Year Ended December 31, 2020 (audited)
Net income (loss)	$101,076	$(1,975,156)	$(1,874,080)
Change in fair value of warrant liability	—	1,975,156	1,975,156
Change in value of Common Stock subject to possible redemption	101,067	(1,975,156)	(1,874,089)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $3,392,993 were charged to stockholders’ equity and offering costs amounting to $19,946 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from June 20, 2019 (Inception) Through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$734,755	$285,524
Unrealized gain (loss) on marketable securities held in Trust Account	1,919	219
Less: interest available to be withdrawn for payment of taxes	(179,355)	(110,258)
Net income attributable	$557,319	$175,485
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	12,345,490	12,128,362
Basic and diluted net income per share	$0.05	$0.01

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(1,874,080)	$1,306,153
Net income allocable to Common stock subject to possible redemption	(557,319)	(175,485)
Non-Redeemable Net (Loss) Income	$(2,431,399)	$1,130,668)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,026,450	3,394,029
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.60)	$0.33

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 13,001,552 Units at a price of $10.00 per Unit, inclusive of 1,001,552 Units sold to the underwriters on November 13, 2019 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, Merida Holdings, LLC and EarlyBirdCapital purchased an aggregate of 3,750,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $3,750,000, in a private placement that occurred simultaneously with the closing of the IPO. On November 13, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional aggregate of 200,311 Private Warrants to Merida Holdings, LLC and EarlyBirdCapital, at a price of $1.00 per Private Warrant, generating gross proceeds of $200,311. Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The proceeds from the Private Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants and all underlying securities will expire worthless. The difference between the initial fair value of $0.81 per share (or $3,199,752) of the Private Placement warrants (see Note 10) and the purchase of $1.00 per share of $750,559 was recorded in additional paid-in capital.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 4,238,244 and 4,018,703 shares of common stock issued and outstanding, excluding 12,133,696 and 12,353,237 shares of common stock subject to possible redemption, respectively.

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

NOTE 9 — WARRANTS

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10 — INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs allocable to warrant liability	0.0%	0.3%
Change in fair value of warrant liability	(22.5)%	(19.3)%
Valuation allowance	(0.0)%	0.00%
Income tax provision	(1.5)%	2.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$130,681,047	$130,311,535

Liabilities:
Warrant Liability – Private Warrants	3	3,950,311	1,975,155

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Warrants were initially valued on November 7, 2019 using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	December 31, 2020	December 31, 2019
Exercise price	$11.50	$11.50
Stock price	$10.20	$9.74
Volatility	17.2%	9.1%
Term	5.00	5.00
Risk-free rate	0.29%	1.70%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of June 20, 2019 (inception)	$—
Initial measurement on November 7, 2019 (Initial Public Offering, including over-allotment)	3,199,752
Change in fair value	(1,224,597)
Fair value as of December 31, 2019	1,975,155
Change in fair value	1,975,156
Fair value as of December 31, 2020	$3,950,311

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the periods ended December 31, 2020 and 2019.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 25, 2021, the Company’s Sponsor committed to provide an aggregate of $400,000 in loans in connection with the Working Capital Loans. As of June 30, 2021, there is $400,000 outstanding under the Working Capital Loans.