Form 10-Q
period 2021-03-31
Merida Merger Corp. I
filed 2021-07-26
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of July 26, 2021, 16,371,940 shares of common stock, par value $0.0001 per share were issued and outstanding.

MERIDA MERGER CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MERIDA MERGER CORP. I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current asset
Cash	$292,928	$171,540
Prepaid expenses and other current assets	125,373	99,735
Total Current Assets	418,301	271,275

Cash and marketable securities held in Trust Account	130,321,942	130,681,047
TOTAL ASSETS	$130,740,243	$130,952,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,701	147,830
Income taxes payable	5,883	5,883
Due to Sponsor	16,458	16,458
Promissory note – related party	339	339
Total Current liabilities	133,381	170,510

Warrant liability	4,661,367	3,950,311
Deferred tax liability	432	432
Total Liabilities	4,795,180	4,121,253

Commitments
Common stock subject to possible redemption 12,066,613 and 12,133,696 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	120,945,058	121,831,059

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,305,327 and 4,238,244 shares issued and outstanding (excluding 12,066,613 and 12,133,696 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	430	424
Additional paid-in capital	6,453,508	5,567,513
Accumulated Deficit	(1,453,933)	(567,927)
Total Stockholders’ Equity	5,000,005	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,740,243	$130,952,322

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating costs	$196,451	$210,930
Loss from operations	(196,451)	(210,930)

Other (loss) income:
Interest earned on marketable securities held in Trust Account	22,600	494,227
Unrealized gain on marketable securities held in Trust Account	(1,099)	193,303
Change in fair value of warrants	(711,056)	—
Other (loss) income, net	(689,555)	687,530

(Loss) Income before provision for income taxes	(886,006)	476,600
Provision for income taxes	—	(100,270)
Net (loss) income	$(886,006)	$376,330

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	12,133,696	12,353,237

Basic and diluted net (loss) income per share, Common stock subject to possible redemption	$(0.02)	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,238,244	4,018,703

Basic and diluted net loss per share, Non-redeemable common stock	$(0.15)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,238,244	$424	$5,567,513	$(567,927)	$5,000,010

Change in value of common stock subject to possible redemption	67,083	6	885,995	—	886,001

Net loss	—	—	—	(886,006)	(886,006)
Balance – March 31, 2021	4,305,327	$430	$6,453,508	$(1,453,933)	$5,000,005

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	4,018,703	$402	$3,693,446	$1,306,153	$5,000,001

Change in value of common stock subject to possible redemption	(5,599)	—	(376,321)	—	(376,321)

Net income	—	—	—	376,330	376,330
Balance – March 31, 2020	4,013,104	$402	$3,317,125	$1,682,483	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(886,006)	$376,330
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	711,056	—
Interest earned on marketable securities held in Trust Account	(22,600)	(494,227)
Unrealized loss (gain) on marketable securities held in Trust Account	1,099	(193,303)
Deferred tax provision	—	40,546
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,638)	(67,462)
Accrued expenses	(37,129)	(53,635)
Income taxes payable	—	59,724
Net cash used in operating activities	(259,218)	(332,027)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital and tax payments	380,606	337,239
Net cash provided by investing activities	380,606	337,239

Net Change in Cash	121,388	5,212
Cash – Beginning	171,540	362,570
Cash – Ending	$292,928	$367,782

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(886,002)	$376,321

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company withdrew $380,606 of the interest earned on the Trust Account to pay for its franchise taxes and for working capital needs.

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

 Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants are valued using a binomial lattice model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$20,975	$477,275
Unrealized (loss) gain on marketable securities held in Trust Account	(1,020)	186,673
Less: interest available to be withdrawn for payment of taxes	(19,955)	(136,328)
Less: interest available to be withdrawn for working capital	(232,025)	—
Net (loss) income attributable	$(232,025)	$527,620
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	12,133,696	12,353,237
Basic and diluted net (loss) income per share	$(0.02)	$0.04

Non-Redeemable Common Stock
Numerator: Net (loss) income minus Net Earnings
Net (loss) income	$(886,006)	$376,330
Net income allocable to Common stock subject to possible redemption	232,025	(527,620)
Non-Redeemable Net Loss	$(653,981)	$(151,290)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,238,244	4,018,703
Basic and diluted net loss per share, Non-redeemable common stock	$(0.15)	$(0.04)

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 10).

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

MARCH 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and 2020, the Company incurred $15,000, in fees for these services, of which $20,000 and $5,000 was included in accounts payable in the accompanying balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Advances — Related Party

The Sponsor advanced the Company an aggregate of $162,500 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand. Outstanding advances amounting to $162,500 were repaid on November 14, 2019.

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. As of March 31, 2021 and December 31, 2020, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. As of March 31, 2021, the Company repaid $100,230 of amounts owed under the Promissory Note and $339 remained outstanding under the Promissory Note at March 31, 2021 and December 31, 2020 which is currently due on demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 4,305,327 and 4,238,244 shares of common stock issued and outstanding, excluding 12,066,613 and 12,133,696 shares of common stock subject to possible redemption, respectively.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 8 — Warrants

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

MARCH 31, 2021

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$130,321,942	$130,681,047

Liabilities:
Warrant Liability – Private Placement Warrants	3	$4,661,367	$3,950,311

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Warrants are valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.88	$10.20
Volatility	21.3%	17.2%
Term	5.00	5.00
Risk-free rate	0.63%	0.29%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,950,311
Change in fair value	711,056
Fair value as of March 31, 2021	4,661,367

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

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

All activity through March 31, 2021 relates to our formation, IPO, and search for a prospective initial Business Combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $886,006, which consisted of operating costs of $196,451, unrealized gain on marketable securities held in our Trust Account of $1,099 and change in fair value of warrant liability of $711,056, offset by interest income on marketable securities held in the Trust Account of $22,600.

For the three months ended March 31, 2020, we had net income of $376,330, which consisted of interest income on marketable securities held in the Trust Account of $494,227, and an unrealized loss on marketable securities held in our Trust Account of $193,303, offset by operating costs of $210,930, and a provision for income taxes of $100,270.

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

For the three months ended March 31, 2021, cash used in operating activities was $259,218. Net loss of $886,006 was affected by interest earned on marketable securities held in the Trust Account of $22,600, offset by an unrealized loss on marketable securities held in our Trust Account of $1,099 and change in fair value of warrant liability of $711,056. Changes in operating assets and liabilities used $62,767 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $332,027. Net income of $376,330 was affected by deferred tax provision of $40,546, offset by interest earned on marketable securities held in the Trust Account of $494,227, an unrealized loss on marketable securities held in our Trust Account of $193,303. Changes in operating assets and liabilities used $61,373 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $130,321,942 (including $1,106,922 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the three months ended March 31, 2021, we withdrew $380,606 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. During the year ended December 31, 2020, we withdrew $419,894 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $292,928 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants are valued using a binomial lattice model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify certain of the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July, 26 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Merida Merger Corp. I

Date: July 26, 2021	By:	/s/ Peter Lee
	Name:	Peter Lee
	Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)