Form 10-Q
period 2021-06-30
Merida Merger Corp. I
filed 2021-08-16
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, 16,371,940 shares of common stock, par value $0.0001 per share were issued and outstanding.

MERIDA MERGER CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MERIDA MERGER CORP. I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current asset
Cash	$442,745	$171,540
Prepaid expenses and other current assets	248,918	99,735
Total Current Assets	691,663	271,275

Cash and marketable securities held in Trust Account	130,240,715	130,681,047
TOTAL ASSETS	$130,932,378	$130,952,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$221,010	147,830
Income taxes payable	—	5,883
Due to Sponsor	16,458	16,458
Promissory note – related party	400,339	339
Total Current liabilities	637,807	170,510

Warrant liability	4,779,876	3,950,311
Deferred tax liability	432	432
Total Liabilities	5,418,115	4,121,253

Commitments
Common stock subject to possible redemption 12,032,081 and 12,133,696 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	120,514,260	121,831,059

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,339,859 and 4,238,244 shares issued and outstanding (excluding 12,032,081 and 12,133,696 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	435	424
Additional paid-in capital	6,884,301	5,567,513
Accumulated Deficit	(1,884,733)	(567,927)
Total Stockholders’ Equity	5,000,003	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,932,378	$130,952,322

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs	$316,457	$148,736	$512,908	$359,666
Loss from operations	(316,457)	(148,736)	(512,908)	(359,666)

Other (loss) income:

Interest income	—	220,773	—	715,000
Interest earned on marketable securities held in Trust Account	3,067	—	25,667	—
Unrealized gain (loss) on marketable securities held in Trust Account	1,099	(197,371)	—	(4,068)
Change in fair value of warrants	(118,509)	—	(829,565)	—
Other (loss) income, net	(114,343)	23,402	(803,898)	710,932

(Loss) Income before provision for income taxes	(430,800)	(125,334)	(1,316,806)	351,266
Benefit (provision) for income taxes	—	26,368	—	(73,902)
Net (loss) income	$(430,800)	$(98,966)	$(1,316,806)	$277,364

Basic and diluted weighted-average shares outstanding, Common stock subject to possible redemption	12,066,613	12,358,836	12,099,969	12,356,037

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.04

Basic and diluted weighted-average shares outstanding, Non-redeemable common stock	4,305,327	4,013,104	4,271,971	4,015,904

Basic and diluted net loss per share, Non-redeemable common stock	$(0.10)	$(0.03)	$(0.31)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,238,244	$424	$5,567,513	$(567,927)	$5,000,010

Change in value of common stock subject to possible redemption	67,083	6	885,995	—	886,001

Net loss	—	—	—	(886,006)	(886,006)
Balance – March 31, 2021	4,305,327	$430	$6,453,508	$(1,453,933)	$5,000,005

Change in value of common stock subject to possible redemption	34,532	5	430,793	—	430,798

Net loss	—	—	—	(430,800)	(430,800)
Balance – June 30, 2021	4,339,859	$435	$6,884,301	$(1,884,733)	$5,000,003

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	4,018,703	$402	$3,693,446	$1,306,153	$5,000,001

Change in value of common stock subject to possible redemption	(5,599)	—	(376,321)	—	(376,321)

Net income	—	—	—	376,330	376,330
Balance – March 31, 2020	4,013,104	402	3,317,125	1,682,483	5,000,010

Change in value of common stock subject to possible redemption	10,019	1	98,959	—	98,960

Net loss	—	—	—	(98,966)	(98,966)
Balance – June 30, 2020	4,023,123	$403	$3,416,084	$1,583,517	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(1,316,806)	$277,364
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	829,565	—
Interest earned on marketable securities held in Trust Account	(25,667)	(715,000)
Unrealized loss on marketable securities held in Trust Account	—	4,068
Deferred tax benefit	—	(902)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(149,183)	(12,443)
Accrued expenses	73,180	(59,966)
Income taxes payable	(5,883)	33,765
Net cash used in operating activities	(594,794)	(473,114)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise and income tax payments	465,999	378,855
Net cash provided by investing activities	465,999	378,855

Cash Flows from Financing Activities:
Proceeds from promissory note — related party	400,000	—
Net cash provided by financing activities	400,000	—

Net Change in Cash	271,205	(94,259)
Cash – Beginning	171,540	362,570
Cash – Ending	$442,745	$268,311

Supplementary cash flow information:
Cash paid for income taxes	$19,953	$41,039

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(1,316,799)	$277,361

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination in connection with a stockholder meeting called to approve the Business Combination. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and up to $250,000 per 12-month period for working capital needs). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. The Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules. The Company’s Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company withdrew $85,393 and $465,999 of the interest earned on the Trust Account to pay for its franchise taxes and for working capital needs, respectively.

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

 Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants are valued using a binomial lattice model. Public Warrants are treated as equity and therefore require no fair value adjustment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of June 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted-average number of Common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,067	$213,024	$25,667	$689,904
Unrealized gain (loss) on marketable securities held in Trust Account	1,099	(190,443)	—	(3,925)
Less: interest available to be withdrawn for payment of taxes	(4,166)	(14,022)	(25,667)	(150,238)
Less: interest available to be withdrawn for working capital	—	(8,599)	—	(535,741)
Net (loss) income attributable	$—	$(8,559)	$—	$(535,741)
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	12,066,613	12,358,836	12,099,969	12,356,037
Basic and diluted net income per share	$0.00	$0.00	$0.00	$(0.04)

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$(430,800)	$(98,966)	$(1,316,806)	$277,364
Net (loss) income allocable to Common stock subject to possible redemption		(8,599)		(535,741)
Non-Redeemable Net Loss	$(430,800)	$(107,525)	$(1,316,806)	$(258,377)
Denominator: Weighted-Average Non-Redeemable Common Stock
Basic and diluted weighted-average shares outstanding, Non-redeemable common stock	4,305,327	4,013,104	4,271,971	4,015,904
Basic and diluted net loss per share, Non-redeemable common stock	$(0.10)	$(0.03)	$(0.31)	$(0.06)

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 9).

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

JUNE 30, 2021

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

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021 and 2020, the Company incurred $15,000 and $30,000, in fees for these services, of which $35,000 and $5,000 was included in accounts payable in the accompanying balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Advances — Related Party

The Sponsor advanced the Company an aggregate of $162,500 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand. Outstanding advances amounting to $162,500 were repaid on November 14, 2019.

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. As of June 30, 2021 and December 31, 2020, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. A total outstanding amount of $339 remained under the Promissory Note at June 30, 2021 and December 31, 2020 which is currently due on demand.

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

JUNE 30, 2021

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 4,339,859 and 4,238,244 shares of common stock issued and outstanding, excluding 12,032,081 and 12,133,696 shares of common stock subject to possible redemption, respectively.

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$130,240,715	$130,681,047

Liabilities:
Warrant Liability – Private Placement Warrants	3	$4,779,876	$3,950,311

MERIDA MERGER CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of June 30, 2021 and December 31, 2020, the Company had 3,950,311 Private Warrants outstanding.

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Private Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing. At June 30, 2021 Private Warrants were valued at $1.21 per warrant.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.95	$10.20
Volatility	20.8%	17.2%
Term	5.00	5.00
Risk-free rate	.70%	0.29%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,950,311
Change in fair value	711,056
Fair value as of March 31, 2021	4,661,367
Change in fair value	118,509
Fair value as of June 30, 2021	$4,779,876

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 9, 2021, Merida Merger Corp I., a Delaware corporation (“Merida”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Merida, Merida Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of Merida (“First Merger Sub”), Merida Merger Sub II, LLC, a Washington limited liability company and wholly-owned subsidiary of Merida (“Second Merger Sub”), and Leafly Holdings, Inc., a Washington corporation (“Leafly”). Pursuant to the Merger Agreement, among other things the parties will undertake the following transactions (collectively, the “Transactions”): (i) First Merger Sub will merge with and into Leafly, with Leafly surviving such merger (“First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Leafly will merge with and into Second Merger Sub, with Second Merger Sub surviving such merger (the “Second Merger”) and being a wholly-owned subsidiary of Merida.

Pursuant to the Merger Agreement, the aggregate value of the consideration (prior to giving effect to the earnout consideration described below) to be paid to Leafly’s securityholders is $385 million, as follows: (a) each share of Class 1 common stock of Leafly, par value $0.0001 per share, each share of Class 2 common stock of Leafly, par value $0.0001 per share, and each share of Class 3 common stock of Leafly, par value $0.0001 per share (collectively, the “Leafly Common Stock”), issued and outstanding immediately prior to the First Merger (including shares of Leafly Common Stock issued upon the conversion of the Notes) will be converted into the right to receive a number of shares of common stock of Merida, par value $0.0001 per share (“Merida Common Stock”) equal to the Exchange Ratio (as defined below), and (b) each share of Leafly Series A preferred stock, par value $0.0001 per share (“Leafly Preferred Stock”), issued and outstanding immediately prior to the First Merger will be converted into the right to receive a number of shares of Merida Common Stock equal to the Exchange Ratio multiplied by the number of shares of Leafly Common Stock issuable upon conversion of such shares of Leafly Preferred Stock. The “Exchange Ratio” is the quotient of (i) 38,500,000 shares of Merida Common Stock, divided by (ii) the adjusted fully diluted shares of Leafly Common Stock outstanding immediately prior to the completion of the First Merger (taking into account the number of shares of Leafly Common Stock issuable upon the conversion of the Leafly Preferred Stock and Notes and upon exercise of outstanding stock options of Leafly, assuming for the purposes of this definition that all such Company Stock Options are fully vested and exercised on a net exercise basis. Each option of Leafly that is outstanding immediately prior to the Closing will automatically convert to an option to acquire an adjusted number of shares of Merida Common Stock at an adjusted exercise price, in each case, pursuant to the terms of the Merger Agreement.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

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

All activity through June 30, 2021 relates to our formation, IPO, and search for a prospective initial Business Combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $430,800, which consisted of operating costs of $316,457 and change in fair value of warrants of $118,509, offset by interest earned on marketable securities held in the Trust Account of $3,067 and unrealized gain on marketable securities held in our Trust Account of $1,099.

For the six months ended June 30, 2021, we had a net loss of $1,316,806, which consisted of operating costs of $512,908 and change in fair value of warrants of $829,565, offset by interest earned on marketable securities held in the Trust Account of $25,667.

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

For the six months ended June 30, 2021, cash used in operating activities was $594,794. Net loss of $1,316,806 was affected by the change in fair value of the warrant liability of $829,565 and interest earned on marketable securities held in the Trust Account of $25,667. Changes in operating assets and liabilities used $81,886 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $130,240,715 (including approximately $225,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the three and six months ended June 30, 2021, we withdrew $380,606 and $465,999 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. During the year ended December 31, 2020, we withdrew $419,894 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $442,745 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted-average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted-average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify certain of the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July, 26 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merida Merger Corp. I

Date: August 16, 2021	By:	/s/ Peter Lee
	Name:	Peter Lee
	Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)