Form 10-Q
period 2021-09-30
Merida Merger Corp. I
filed 2021-11-17
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 17, 2021, there were 14,982,073 shares of common stock, par value $0.0001 per share, issued and outstanding.

MERIDA MERGER CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MERIDA MERGER CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$101,541	$171,540
Prepaid expenses and other current assets	232,723	99,735
Total Current Assets	334,264	271,275

Marketable securities held in Trust Account	130,203,176	130,681,047
TOTAL ASSETS	$130,537,440	$130,952,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$264,828	147,830
Income taxes payable	—	5,883
Due to Sponsor	16,458	16,458
Promissory note – related party	400,339	339
Total Current Liabilities	681,625	170,510

Warrant liability	7,229,069	3,950,311
Deferred tax liability	—	432
Total Liabilities	7,910,694	4,121,253

Commitments
Common stock subject to possible redemption 13,001,552 shares at redemption value as of September 30, 2021 and December 31, 2020	130,178,936	130,544,959

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,370,388 shares issued and outstanding (excluding 13,001,552 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	337	337
Accumulated deficit	(7,552,527)	(3,714,227)
Total Stockholders’ Deficit	(7,552,190)	(3,713,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,537,440	$130,952,322

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDA MERGER CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs	$440,194	$153,230	$953,102	$512,896
Loss from operations	(440,194)	(153,230)	(953,102)	(512,896)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,870	42,577	27,537	757,577
Unrealized gain (loss) on marketable securities held in Trust Account	—	1,474	—	(2,594)
Change in fair value of warrant liability	(2,449,193)	(197,516)	(3,278,758)	(197,516)
Other (expense) income, net	(2,447,323)	(153,465)	(3,251,221)	557,467

(Loss) income before provision for income taxes	(2,887,517)	(306,695)	(4,204,323)	44,571
Benefit from (provision for) income taxes	—	22,871	—	(51,031)
Net loss	$(2,887,517)	$(283,824)	$(4,204,323)	$(6,460)

Weighted average shares outstanding, Common Stock subject to possible redemption (1)	13,001,552	13,001,552	13,001,552	13,001,552

Basic and diluted net income per share, Common Stock subject to possible redemption (1)	$(0.18)	$(0.02)	$(0.26)	$(0.00)

Weighted average shares outstanding, Common Stock (1)	3,370,388	3,370,388	3,370,388	3,370,388

Basic and diluted net loss per share, Common Stock (1)	$(0.18)	$(0.02)	$(0.26)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)	Calculation of the weighted shares outstanding and earnings per share for previously reported quarters have been restated, (see Note 2)

MERIDA MERGER CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(RESTATED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Restated- see Note 2)	3,370,388	$337	$—	$(3,714,227)	$(3,713,890)

Accretion for common stock to redemption amount	—	—	—	228,900	228,900

Net loss	—	—	—	(886,006)	(886,006)
Balance – March 31, 2021 (Restated- see Note 2)	3,370,388	$337	$—	$(4,371,333)	$(4,370,996)

Accretion for common stock to redemption amount	—	—	—	91,504	91,504

Net loss	—	—	—	(430,800)	(430,800)
Balance – June 30, 2021 (Restated- see Note 2)	3,370,388	$337	$—	$(4,710,629)	$(4,710,292)

Accretion for common stock to redemption amount	—	—	—	45,619	45,619

Net loss	—	—	—	(2,887,517)	(2,887,517)
Balance – September 30, 2021 (Restated – see Note 2)	3,370,388	$337	$—	$(7,552,527)	$(7,552,190)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020 (Restated- see Note2)	3,370,388	$337	$—	$(1,492,550)	$(1,492,213)

Accretion for common stock to redemption amount	—	—	—	(336,906)	(336,906)

Net income	—	—	—	376,330	376,330
Balance – March 31, 2020 (Restated- see Note 2)	3,370,388	$337	—	(1,453,126)	(1,452,789)

Accretion for common stock to redemption amount	—	—	—	(1,721)	(1,721)

Net loss	—	—	—	(98,966)	(98,966)
Balance – June 30, 2020 (Restated- see Note 2)	3,370,388	$337	$—	$(1,553,813)	$(1,553,476)

Accretion for common stock to redemption amount	—	—	—	7,967	7,967

Net loss	—	—	—	(283,824)	(283,824)
Balance – September 30, 2020 (Restated- see Note 2)	3,370,388	$337	$—	$(1,829,670)	$(1,829,333)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDA MERGER CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(4,204,323)	$(6,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	3,278,758	197,516
Interest earned on marketable securities held in Trust Account	(27,537)	(757,577)
Unrealized loss on marketable securities held in Trust Account	—	2,594
Deferred tax benefit	(432)	(592)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(132,988)	37,870
Accounts payable and accrued expenses	116,998	(16,764)
Income taxes payable	(5,883)	3,844
Net cash used in operating activities	(975,407)	(539,569)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise, income tax payments, and working capital needs	505,408	419,894
Net cash provided by investing activities	505,408	419,894

Cash Flows from Financing Activities:
Proceeds from promissory note — related party	400,000	—
Net cash provided by financing activities	400,000	—

Net Change in Cash	(69,999)	(119,675)
Cash – Beginning	171,540	362,570
Cash – Ending	$101,541	$242,895

Supplementary cash flow information:
Cash paid for income taxes	$19,953	$41,039

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption (Restated- see Note 2)	$146,856	$512,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Description of Organization, Business Operations and Going Concern

Merida Merger Corp. I (the “Company”) was incorporated in Delaware on June 20, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Merida Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of the Company (“First Merger Sub”), Merida Merger Sub II, LLC, a Washington limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub”) were established.

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the IPO (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO, and non-operating income or expenses from the change in fair value of warrant liabilities.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Company originally had until November 7, 2021 to consummate a Business Combination. On October 29, 2021 the Company’s stockholders voted to extend the date in which the Company has to consummate a business combination to December 31, 2021 (the “Combination Period”). As a result of the extension, holders of an aggregate of 1,389,867 shares of Merida’s common stock exercised their right to redeem their shares for an aggregate of approximately $13.9 million in cash. If the Company is unable to complete a Business Combination within the Combination Period or it is not otherwise extended by stockholders again, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $101,541 in its operating bank accounts, $130,203,176 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $323,121.

The Company intends to complete a Business Combination by December 31, 2021. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until December 31, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2021.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity, management determined it should restate its previously reported condensed financial statements. The Company had previously determined the shares of Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management has concluded that the redemption value should include all the shares of Common Stock subject to possible redemption, resulting in the shares of Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Common Stock.

The revision do not result in any change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of November 7, 2019 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$112,525,160	$7,474,840	$120,000,000
Common stock	$432	$(75)	$357
Additional paid-in capital	$5,020,136	$(5,020,136)	$—
Accumulated deficit	$(20,567)	$(2,454,196)	$(2,475,196)
Total stockholders’ equity (deficit)	$5,000,001	$(7,474,840)	$(2,474,839)
Number of shares subject to redemption	11,252,516	747,484	12,000,000

Balance Sheet as of December 31, 2019 (audited)
Common stock subject to possible redemption	$123,705,148	$6,492,214	$130,197,362
Common stock	$402	$(65)	$337
Additional paid-in capital	$3,693,446	$(3,693,446)	$—
Accumulated deficit	$1,306,153	$(2,798,703)	$(1,492,550)
Total stockholders’ equity (deficit)	$5,000,001	$(6,492,214)	$(1,492,513)
Number of shares subject to redemption	12,353,237	648,315	13,001,552

Balance Sheet as of March 31, 2020 (unaudited)
Common stock subject to possible redemption	$124,081,469	$6,452,799	$130,534,268
Common stock	$402	$(65)	$337
Additional paid-in capital	$3,317,125	$(3,317,125)	$—
Accumulated deficit	$1,682,483	$(3,135,609)	$(1,453,126)
Total stockholders’ equity (deficit)	$5,000,010	$(6,452,799)	$(1,452,789)
Number of shares subject to redemption	12,358,836	642,716	13,001,552

Balance Sheet as of June 30, 2020 (unaudited)
Common stock subject to possible redemption	$123,982,509	$6,553,480	$130,535,989
Common stock	$403	$(66)	$337
Additional paid-in capital	$3,416,084	$(3,416,084)	$—
Accumulated deficit	$1,583,517	$(3,137,330)	$(1,553,813)
Total stockholders’ equity (deficit)	$5,000,004	$(6,553,480)	$(1,553,476)
Number of shares subject to redemption	12,358,836	642,716	13,001,552

Balance Sheet as of September 30, 2020 (unaudited)
Common stock subject to possible redemption	$123,698,687	$6,829,335	$130,528,022
Common stock	$405	$(68)	$337
Additional paid-in capital	$3,699,904	$(3,699,904)	$—
Accumulated deficit	$1,299,693	$(3,129,363)	$(1,829,670)
Total stockholders’ equity (deficit)	$5,000,002	$(6,829,335)	$(1,829,333)
Number of shares subject to redemption	12,321,300	680,252	13,001,552

Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$121,831,059	$8,713,900	$130,544,959
Common stock	$424	$(87)	$337
Additional paid-in capital	$5,567,513	$(5,567,513)	$—
Accumulated deficit	$(567,927)	$(3,146,300)	$(3,714,227)
Total stockholders’ equity (deficit)	$5,000,010	$(8,713,900)	$(3,713,890)
Number of shares subject to redemption	12,133,696	867,856	13,001,552

Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$120,945,058	$9,371,001	$130,316,059
Common stock	$430	$(93)	$337
Additional paid-in capital	$6,453,508	$(6,453,508)	$—
Accumulated deficit	$(1,453,933)	$(2,917,400)	$(4,371,333)
Total stockholders’ equity (deficit)	$5,000,005	$(9,371,001)	$(4,370,996)
Number of shares subject to redemption	12,066,613	934,939	13,001,552

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$120,514,260	$9,710,295	$130,224,555
Common stock	$435	$(98)	$337
Additional paid-in capital	$6,884,301	$(6,884,301)	$—
Accumulated deficit	$(1,884,733)	$(2,825,896)	$(4,710,629)
Total stockholders’ equity (deficit)	$5,000,003	$(9,710,295)	$(4,710,292)
Number of shares subject to redemption	12,032,081	969,471	13,001,552

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2019 (audited)
Sale of 13,001,552 Units, net of underwriting discount and offering expenses	$126,622,527	$(126,622,527)	$—
Initial value of common stock subject to redemption at IPO	$(123,705,148)	$123,705,148	$—
Accretion for common stock to redemption amount	$—	$(3,574,835)	$(3,574,835)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2020 (unaudited)
Change in value of common stock subject to redemption	$(376,321)	$376,321	$—
Accretion for common stock to redemption amount	$—	$(336,906)	$(336,906)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of June 30, 2020 (unaudited)
Change in value of common stock subject to redemption	$98,960	$(98,960)	$—
Accretion for common stock to redemption amount	$—	$(1,721)	$(1,721)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of September 30, 2020 (unaudited)
Change in value of common stock subject to redemption	$283,822	$(283,822)	$—
Accretion for common stock to redemption amount	$—	$7,967	$7,967

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of December 31, 2020 (unaudited)
Change in value of common stock subject to redemption	$1,867,628	$(1,867,628)	$—
Accretion for common stock to redemption amount	$—	$(16,937)	$(16,937)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Change in value of common stock subject to redemption	$886,001	$(886,001)	$—
Accretion for common stock to redemption amount	$—	$228,900	$228,900

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	$430,798	$(430,798)	$—
Accretion for common stock to redemption amount	$—	$91,504	$91,504

Statement of Cash Flows for the Period from June 20, 2019 (inception) to December 31, 2019 (audited)
Initial classification of common stock subject to possible redemption	$122,378,428	$7,637,092	$130,015,520

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss), with all allocated to common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

Statement of Operations for the period from June 20, 2019 (inception) to December 31, 2019 (audited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Common Stock subject to possible redemption	12,128,362	$(7,617,397)	$4,510,965
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.01	$0.16	$0.17
Weighted average shares outstanding, Common Stock	3,394,029	(246,439)	3,147,590
Basic and diluted net loss per share, Common Stock	$0.33	$(0.16)	$0.17

Statement of Operations for the three months ended March 31, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,353,237	$(648,315)	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$(0.02)	$0.02
Weighted average shares outstanding, Common Stock	4,018,703	(648,315)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.04)	$0.06	$0.02

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,356,037	$645,515	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$(0.02)	$0.02
Weighted average shares outstanding, Common Stock	4,015,904	(645,516)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.06)	$0.08	$0.02

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,353,612	$647,940	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.05	$(0.05)	$—
Weighted average shares outstanding, Common Stock	4,018,328	(647,940)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.14)	$0.14	$—

Statement of Operations for the year ended December 31, 2020 (audited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,345,490	$656,062	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.05	$(0.16)	$(0.11)
Weighted average shares outstanding, Common Stock	4,026,450	(656,026)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.60)	$0.49	$(0.11)

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,133,696	$867,856	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding, Common Stock	4,238,244	(867,856)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.15)	$0.10	$(0.05)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,066,613	$934,939	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, Common Stock	4,305,327	(934,939)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.10)	$0.07	$(0.03)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,099,969	$901,583)	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$—	$(0.08)	$(0.08)
Weighted average shares outstanding, Common Stock	4,271,971	(901,583)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.31)	$0.23	$(0.08)

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds. During the three and nine months ended September 30, 2021, the Company withdrew $39,410 and $505,408 of the interest earned on the Trust Account to pay for its franchise taxes and for working capital needs, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$130,015,520
Less:
Common stock issuance costs	$(3,392,993)
Plus:
Accretion of carrying value to redemption value	$3,922,432

Common stocks subject to possible redemption, December 31, 2020	$130,544,959
Plus:
Accretion of carrying value to redemption value	$(382,583)

Common stocks subject to possible redemption, September 30, 2021	$130,162,376

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants are valued using a binomial lattice model. Public Warrants are treated as equity and therefore require no fair value adjustment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2021 due to the change in fair value of warrant liabilities which are not currently deductible. As of September 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Loss Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,451,087 shares of common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented (Restated- see Note 2).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allocation of net loss, common stock subject to redemption	$(2,293,082)	$(225,395)	$(3,338,806)	$(5,130)

Weighted average shares outstanding, common stock subject to possible redemption	13,001,552	13,001,552	13,001,552	13,001,552

Basic and diluted net income per share, common stock subject to possible redemption	$(0.18)	$(0.02)	$(0.26)	$(0.00)

Allocation of net loss, common stock	$(594,435)	$(58,429)	$(865,517)	$(1,330)

Weighted average shares outstanding, common stock	3,370,388	3,370,388	3,370,388	3,370,388

Basic and diluted net loss per share, common stock	$(0.18)	$(0.02)	$(0.26)	$(0.00)

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amount represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 13,001,552 Units at a price of $10.00 per Unit, inclusive of 1,001,552 Units sold to the underwriters on November 13, 2019 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one-half of one warrant (“Public”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021 and 2020, the Company incurred $15,000 and $45,000, respectively, in fees for these services, of which $50,000 and $5,000 was included in accounts payable and accrued expenses in the accompanying balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Advances — Related Party

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. As of September 30, 2021 and December 31, 2020, advances of $16,458 were outstanding and due on demand.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. $339 remained under the Promissory Note at September 30, 2021 and December 31, 2020, respectively, which is currently due on demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or be converted into warrants at the approval of the shareholders of the Maker or target business. As of September 30, 2021 and December 31, 2020, there is $400,000 outstanding under the Working Capital Loans, respectively.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 7 — Commitments and Contingencies

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

Merger Agreement

The Company has entered into an Agreement and Plan of Merger, dated August 9, 2021 and amended September 8, 2021 (the “Merger Agreement”), by and among the Company, Merida Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of Merida (“First Merger Sub”), Merida Merger Sub II, LLC, a Washington limited liability company and wholly-owned subsidiary of Merida (“Second Merger Sub”), and Leafly Holdings, Inc., a Washington corporation (“Leafly”). Pursuant to the Merger Agreement, among other things the parties will undertake the following transactions (collectively, the “Transactions”): (i) First Merger Sub will merge with and into Leafly, with Leafly surviving such merger (“First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Leafly will merge with and into Second Merger Sub, with Second Merger Sub surviving such merger (the “Second Merger”) and being a wholly-owned subsidiary of the Company.

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Pursuant to the Merger Agreement, the aggregate value of the consideration (prior to giving effect to the earnout consideration described below) to be paid to Leafly’s securityholders is $385 million, as follows: (a) each share of Class 1 common stock of Leafly, par value $0.0001 per share, each share of Class 2 common stock of Leafly, par value $0.0001 per share, and each share of Class 3 common stock of Leafly, par value $0.0001 per share (collectively, the “Leafly Common Stock”), issued and outstanding immediately prior to the First Merger (including shares of Leafly Common Stock issued upon the conversion of the Notes) will be converted into the right to receive a number of shares of common stock of the Company, par value $0.0001 per share (“Merida Common Stock”) equal to the Exchange Ratio (as defined below), and (b) each share of Leafly Series A preferred stock, par value $0.0001 per share (“Leafly Preferred Stock”), issued and outstanding immediately prior to the First Merger will be converted into the right to receive a number of shares of the Company’s Common Stock equal to the Exchange Ratio multiplied by the number of shares of Leafly Common Stock issuable upon conversion of such shares of Leafly Preferred Stock. The “Exchange Ratio” is the quotient of (i) 38,500,000 shares of Merida Common Stock, divided by (ii) the adjusted fully diluted shares of Leafly Common Stock outstanding immediately prior to the completion of the First Merger (taking into account the number of shares of Leafly Common Stock issuable upon the conversion of the Leafly Preferred Stock and Notes and upon exercise of outstanding stock options of Leafly, assuming for the purposes of this definition that all such Company Stock Options are fully vested and exercised on a net exercise basis. Each option of Leafly that is outstanding immediately prior to the Closing will automatically convert to an option to acquire an adjusted number of shares of Merida Common Stock at an adjusted exercise price, in each case, pursuant to the terms of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, and Leafly entered into an agreement (“Sponsor Agreement”) providing (a) for the forfeiture of such number of shares of Merida Common Stock held by the Sponsor (such shares, the “Forfeited Shares”) equal to the quotient of the amount by which Merida’s transaction expenses exceed $6.5 million divided by $10.00, provided, that variable fees paid or required to be paid to capital markets advisory firms engaged by Parent will not be included for purposes of determining whether Merida’s transaction expenses exceed $6.5 million, (b) for The Company, the Sponsor, and Continental Stock Transfer & Trust Company to enter into an amendment to the existing stock escrow agreement providing for the forfeiture and cancellation of the Forfeited Shares and that the remaining shares held in escrow will be released or forfeited, as the case may be, upon the satisfaction or failure to satisfy certain earnout conditions, and for such shares to be subject to a six month lock-up.

The Merger Agreement may be terminated by either the Company or Leafly with mutual written notice at any time. If the closing has not occurred by February 5, 2022 (“Termination Date”), Leafly by way of written notice may terminate the Merger Agreement. The Merger Agreement can be terminated by Leafly or the Comany by way of written notice if either Leafly or the Company breach any conditions of the Merger Agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 3,370,388 shares of common stock issued and outstanding, excluding 13,001,552 shares of common stock subject to possible redemption.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 9 — Warrants

As of September 30, 2021 and December 31, 2020, there were 6,500,776 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2021 and December 31, 2020, there were 3,950,311 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Note 10 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$130,203,176	$130,681,047

Liabilities:
Warrant Liability – Private Warrants	3	$7,229,069	$3,950,311

MERIDA MERGER CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

As of September 30, 2021 and December 31, 2020, the Company had 3,950,311 Private Warrants outstanding.

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Private Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing. At September 30, 2021 Private Warrants were valued at $1.83 per warrant.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.99	$10.20
Volatility	18.3%	17.2%
Term	5.00	5.00
Risk-free rate	0.90%	0.29%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,950,311
Change in fair value	711,056
Fair value as of March 31, 2021	4,661,367
Change in fair value	118,509
Fair value as of June 30, 2021	4,779,876
Change in fair value	2,449,193
Fair value as of September 30, 2021	$7,229,069

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the below.

On October 13, 2021, the Company issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a business combination.

On October 29, 2021 the Company’s stockholders voted to extend the date in which the Company has to consummate a business combination to December 31, 2021. Holders of an aggregate of 1,389,867 shares of Merida’s common stock exercised their right to redeem their shares for an aggregate of approximately $13.9 million in cash.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued ours common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

All activity through September 30, 2021 relates to our formation, IPO, and search for a prospective initial Business Combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On August 9, 2021, we entered into the Merger Agreement with First Merger Sub, Second Merger Sub, and Leafly. Pursuant to the Merger Agreement, among other things the parties will undertake the following Transactions: (i) First Merger Sub will merge with and into Leafly, with Leafly surviving such merger (“First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Leafly will merge with and into Second Merger Sub, with Second Merger Sub surviving such merger (the “Second Merger”) and being a wholly-owned subsidiary of Merida.

Pursuant to the Merger Agreement, the aggregate value of the consideration (prior to giving effect to the earnout consideration described below) to be paid to Leafly’s securityholders is $385 million, as follows: (a) each share of Class 1 common stock of Leafly, par value $0.0001 per share, each share of Class 2 common stock of Leafly, par value $0.0001 per share, and each share of Class 3 common stock of Leafly, par value $0.0001 per share (collectively, the “Leafly Common Stock”), issued and outstanding immediately prior to the First Merger (including shares of Leafly Common Stock issued upon the conversion of the Notes) will be converted into the right to receive a number of shares Merida Common Stock equal to the Exchange Ratio, and (b) each share of Leafly Preferred Stock, issued and outstanding immediately prior to the First Merger will be converted into the right to receive a number of shares of Merida Common Stock equal to the Exchange Ratio multiplied by the number of shares of Leafly Common Stock issuable upon conversion of such shares of Leafly Preferred Stock.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and transaction expenses related to the Business Combination with Leafly. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2021, we had a net loss of $2,887,517, which consisted of operating costs of $440,194 and a change in fair value of warrant liability of $2,449,193, partially offset by interest earned on marketable securities held in the Trust Account of $1,870.

For the nine months ended September 30, 2021, we had a net loss of $4,204,323, which consisted of operating costs of $953,102 and a change in fair value of warrant liability of $3,278,758, partially offset by interest earned on marketable securities held in the Trust Account of $27,537.

For the three months ended September 30, 2020, we had a net loss of $283,824, which consisted of operating costs of $153,230 and a change in fair value of warrant liability of $197,516, partially offset by interest earned on marketable securities held in the Trust Account of $42,577, unrealized gain on marketable securities held in our Trust Account of $1,474, and a benefit from income taxes of $22,871.

For the nine months ended September 30, 2020, we had a net loss of $6,460, which consisted of operating costs of $512,896, unrealized loss on marketable securities held in Trust Account of $2,594, a change in fair value of warrant liability of $197,516, and a provision for income taxes of $51,031, partially offset by interest earned on marketable securities held in the Trust Account of $757,577.

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

For the nine months ended September 30, 2021, cash used in operating activities was $975,407. Net loss of $4,204,323 was affected by the change in fair value of the warrant liability of $3,278,758, interest earned on marketable securities held in the Trust Account of $27,537 and change in deferred tax of $432. Changes in operating assets and liabilities used $21,873 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $539,569. Net loss of $6,460 was affected by the change in fair value of the warrant liability of $197,516, unrealized loss on marketable securities of $2,594 and interest earned on marketable securities held in the Trust Account of $757,577. Changes in operating assets and liabilities provided $24,950 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $130,203,176 (including approximately $188,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the three and nine months ended September 30, 2021, we withdrew $39,409 and $505,408 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. During the year ended December 31, 2020, we withdrew $419,894 of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $101,541 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of September 30, 2021, there is $400,000 outstanding under the Working Capital Loans.

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

Going Concern

As of September 30, 2021, the Company had $101,541 in its operating bank accounts, $130,203,176 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $323,121.

The Company intends to complete a Business Combination by December 31, 2021. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until December 31, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2021

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants are valued using a binomial lattice model.

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.  Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Merger Sub, Inc., Merida Merger Sub II, LLC, and Leafly Holdings, Inc.
2.2++	Amendment No. 1 to Merger Agreement
10.1+	Form of A&R Registration Rights Agreement.
10.2+	Sponsor Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I and Merida Holdings, LLC.
10.3+	Amendment to the Escrow Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Holdings, LLC, and Continental Stock Transfer and Trust Company.
10.4+	Form of Support Agreement, dated as of August 9, 2021.
10.5+	Financing Commitment Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Holdings, LLC, and Leafly Holdings, Inc.
31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Incorporated by reference to the Issuer’s Current Report on Form 8-K dated August 9, 2021
++	Incorporated by reference to the Issuer’s Current Report on Form 8-K dated September 8, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merida Merger Corp. I

Date: November 17, 2021	By:	/s/ Peter Lee
	Name:	Peter Lee
	Title:	President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)