Form 10-K/A
period 2020-12-31
Merida Merger Corp. I
filed 2021-11-23
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

As of November 23, 2021, 14,982,073 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Merida Merger Corp. I (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 (Amendment “2”) to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”), amended on July 26, 2021 (“Amendment 1”), as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of and for the year ended December 31, 2020 and the financial statements and related footnote disclosures included in the Annual Report on Form 10-K as of and for the period ended December 31, 2019 (the “2019 10-K”), each of the Forms 10-Q as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original 10-Qs”), and the balance sheet as of November 7, 2019 (the “November 7, 2019 Balance Sheet”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”) 480-10-S99-3A Distinguishing Liabilities from Equity, provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, management concluded that all common stock subject to possible redemption value should be carried at redemption value as temporary equity outside of stockholders’ equity. As a result, management has concluded that temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods should be restated in this Amendment 2 to the originally filed Form 10-K and Amendment 1.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the year ended December 31, 2019 and three months ended March 31, 2020, June 30, 2020, and September 30, 2020 should be restated in the Form 10-K/A as a result of this error. The year ended December 31, 2019 and three months ended Marh 31, 2020, June 30, 2020, and September 30, 2020 will be restated in Note 2 of this December 31, 2020 amended Form 10-K/A. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, as a result of this Amendment 2, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November , 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Annual Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-K, Amendment 1 and Amendment 2 to the December 31, 2020 Form 10-K, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-K amendment 2.

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

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, net income, earnings per share and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of these complex financial instruments that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our controls were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment and Amendment 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of November 2021.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	November 23, 2021
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
/s/ Mitchell Baruchowitz		November 23, 2021
Mitchell Baruchowitz	Non-Executive Chairman of the Board

/s/ Jeffrey Monat		November 23, 2021
Jeffrey Monat	Director

/s/ Andres Nannetti		November 23, 2021
Andres Nannetti	Director

MERIDA MERGER CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Merida Merger Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Merida Merger Corp. I (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2020 and for the period from June 20, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from June 20, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019, and for the year ended December 31, 2020 and the period from June 20, 2019 (inception through December 31, 2019 have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1, as to which the date is July 26, 2021, and Note 2 – Amendment 2 and Note 12, as to which the date is November 23, 2021

 MERIDA MERGER CORP. I

BALANCE SHEETS

(AS RESTATED)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$171,540	$362,570
Prepaid expenses and other current assets	99,735	176,869
Total Current Assets	271,275	539,439

Cash and marketable securities held in Trust Account	130,681,047	130,311,535
TOTAL ASSETS	$130,952,322	$130,850,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$147,830	$126,891
Income taxes payable	5,883	26,934
Advances from related party	16,458	16,458
Promissory note – related party	339	339
Total Current Liabilities	170,510	170,622

Warrant liability	3,950,311	1,975,155
Deferred tax liability	432	48
TOTAL LIABILITIES	4,121,253	2,145,825

Commitments

Common stock subject to possible redemption 13,001,552 shares at redemption value as of December 31, 2020 and 2019, respectively	130,544,959	130,197,362

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,370,388 and 3,370,388 shares issued and outstanding (excluding 13,001,552 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	337	337
Additional paid-in capital	—	—
Accumulated deficit	(3,714,227)	(1,492,550)
Total Stockholders’ Deficit	(3,713,890)	(1,492,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,952,322	$130,850,974

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENTS OF OPERATIONS

(AS RESTATED)

	Year Ended December 31,	For the Period from June 20, 2019 (Inception) Through December 31,
	2020	2019

Operating costs	$661,218	$167,531
Loss from operations	(661,218)	(167,531)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	787,350	295,788
Unrealized gain on marketable securities held in Trust Account	2,056	227
Change in fair value of warrant liability	(1,975,156)	1,224,597
Offering costs allocated to warrant liability	—	(19,946)
Other (expense) income, net	(1,185,750)	1,500,666

(Loss) income before provision for income taxes	(1,846,968)	1,333,135
Provision for income taxes	(27,112)	(26,982)
Net (loss) income	$(1,874,080)	$1,306,153

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption (1)	13,001,552	4,510,965

Basic and diluted net income (loss) per share, Common stock subject to possible redemption (1)	$(0.11)	$0.17

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	3,370,388	3,147,590

Basic and diluted net income (loss) per share, Non-redeemable common stock (1)	$(0.11)	$0.17

The accompanying notes are an integral part of the financial statements.

(1)	Calculation of the weighted shares outstanding and earnings per share for previously reported quarters has been restated, (see Note 2)

MERIDA MERGER CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(AS RESTATED)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – June 20, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	120,000	12	898	—	910

Accretion for common stock to redemption amount	—	—	(776,132)	(2,616,861)	(3,392,993)

Proceeds received in excess of fair value of Private Warrants	—	—	750,559	—	750,559

Change in accretion for common stock to redemption amount	—	—	—	(181,842)	(181,842)

Forfeiture of Founder Shares	(199,612)	(20)	20	—	—

Net income	—	—	—	1,306,153	1,306,153
Balance – December 31, 2019 (Restated – see Note 2)	3,370,388	337	—	(1,492,550)	(1,492,213)

Change in accretion for common stock to redemption amount	—	—	—	(347,597)	(347,597)

Net loss	—	—	—	(1,874,080)	(1,874,080)

Balance – December 31, 2020 (Restated- see Note 2)	3,370,388	$337	$—	$(3,714,227)	$(3,713,890)

The accompanying notes are an integral part of the financial statements.

MERIDA MERGER CORP. I

STATEMENTS OF CASH FLOWS

(AS RESTATED)

	Year Ended December 31,	For the Period from June 20, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,874,080)	$1,306,153
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	1,975,156	(1,224,597)
Offering costs allocated to warrant liability	—	19,946
Interest earned on marketable securities held in Trust Account	(787,350)	(295,788)
Unrealized gain on marketable securities held in Trust Account	(2,056)	(227)
Deferred tax provision	384	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	77,134	(176,859)
Accrued expenses	20,939	126,891
Income taxes payable	(21,051)	26,934
Net cash used in operating activities	(610,924)	(217,499)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(130,015,520)
Cash withdrawn from Trust Account for franchise and income tax payments	419,894	—
Net cash provided by (used in) investing activities	419,894	(130,015,520)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	127,415,209
Proceeds from sale of Private Warrants	—	3,950,311
Advances from related party	—	203,958
Repayment of advances from related party	—	(187,500)
Proceeds from promissory note – related party	—	100,569
Repayment of promissory note – related party	—	(100,230)
Payment of offering costs	—	(786,728)
Net cash provided by financing activities	—	130,595,589

Net Change in Cash	(191,030)	362,570
Cash – Beginning of period	362,570	—
Cash – End of period	$171,540	$362,570

Supplementary cash flow information:
Cash paid for income taxes	$47,779	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption (Restated – see Note 2)	$—	$130,015,520
Accretion change in value of common stock subject to possible redemption (Restated – see Note 2)	$347,597	$181,842
Issuance of Representative Shares	$—	$910
Offering cost paid directly by stockholder in consideration for the issuance of common stock	$—	$25,000

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

Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 31, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2021

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment 1

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K Amendment 1
Balance sheet as of November 7, 2019 (audited)
Warrant Liability	$—	$3,037,500	$3,037,500
Common Stock Subject to Possible Redemption	115,562,660	(3,037,500)	112,525,160
Common Stock	401	31	432
Additional Paid-in Capital	5,000,221	19,915	5,020,136
Accumulated Deficit	(621)	(19,946)	(20,567)

Balance sheet as of December 31, 2019 (audited)
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	125,680,303	(1,975,155)	123,705,148
Common Stock	382	20	402
Additional Paid-in Capital	4,898,117	(1,204,671)	3,693,446
Retained Earnings	101,502	1,204,651	1,306,153

Balance sheet as of March 31, 2020
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	126,056,624	(1,975,155)	124,081,469
Common Stock	382	20	402
Additional Paid-in Capital	4,521,796	(1,204,671)	3,317,125
Retained Earnings	477,832	1,204,651	1,682,483

Balance sheet as of June 30, 2020
Warrant Liability	$—	$1,975,155	$1,975,155
Common Stock Subject to Possible Redemption	125,957,664	(1,975,155)	123,982,509
Common Stock	383	20	403
Additional Paid-in Capital	4,620,755	(1,204,671)	3,416,084
Retained Earnings	378,866	1,204,651	1,583,517

Balance sheet as of September 30, 2020
Warrant Liability	$—	$2,172,671	$2,172,671
Common Stock Subject to Possible Redemption	125,871,358	(2,172,671)	123,698,687
Common Stock	383	22	405
Additional Paid-in Capital	4,707,061	(1,007,157)	3,699,904
Retained Earnings	292,558	1,007,135	1,299,693

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$3,950,311	$3,950,311
Common Stock Subject to Possible Redemption	125,781,370	(3,950,311)	121,831,059
Common Stock	384	40	424
Additional Paid-in Capital	4,797,048	770,465	5,567,513
Retained Earnings (Accumulated Deficit)	202,578	(770,505)	(567,927)

Statement of Operations for the Period from June 20, 2019 (inception) Through December 31, 2019 (audited)
Change in fair value of warrant liability	$—	$1,224,597	$1,224,597
Transaction costs allocable to warrant liability	—	(19,946)	(19,946)
Net income	101,502	1,204,651	1,306,153
Weighted average shares outstanding, Common Stock subject to possible redemption	12,446,534	(318,172)	12,128,362
Basic and diluted net income per share, Common Stock subject to possible redemption	0.01	—	0.01
Weighted average shares outstanding, Common Stock	3,305,465	88,564	3,394,029
Basic and diluted net loss per share, Common Stock	0.03	0.30	0.33

Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,550,477	(197,240)	12,353,237
Basic and diluted net income per share, Common Stock subject to possible redemption	0.04	—	0.04
Weighted average shares outstanding, Common Stock	3,821,463	197,240	4,018,703
Basic and diluted net loss per share, Common Stock	(0.04)	—	(0.04)

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K Amendment 1
Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,553,036	(196,999)	12,356,037
Basic and diluted net income per share, Common Stock subject to possible redemption	0.04	—	0.04
Weighted average shares outstanding, Common Stock	3,818,918	196,986	4,015,904
Basic and diluted net loss per share, Common Stock	(0.07)	0.01	(0.06)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(197,516)	$197,516
Net income (loss)	191,056	(197,516)	(6,460)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,550,512	(196,900)	12,353,612
Basic and diluted net income per share, Common Stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding, Common Stock	3,821,429	196,899	4,018,328
Basic and diluted net loss per share, Common Stock	(0.10)	(0.04)	(0.14)

Statement of Operations for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(1,975,156)	$(1,975,156)
Net income (loss)	101,076	(1,975,156)	(1,874,080)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,547,286	(201,796)	12,345,490
Basic and diluted net income per share, Common Stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding, Common Stock	3,824,645	201,805	4,026,450
Basic and diluted net loss per share, Common Stock	(0.12)	(0.48)	(0.60)

Cash Flow Statement for the Year Ended December 31, 2019 (audited)
Net income	$101,502	$1,204,651	$1,306,153
Change in fair value of warrant liability	—	(1,224,597)	(1,224,597)
Transaction costs associated with Initial Public Offering	—	19,946	19,946
Initial classification of Common Stock subject to possible redemption	125,578,180	(3,199,752)	122,378,428
Change in value of Common Stock subject to possible redemption	102,123	1,224,597	1,326,720

Cash Flow Statement for the Nine Months Ended September 30, 2020 (unaudited)
Net income (loss)	$191,056	$(197,516)	$(6,460)
Change in fair value of warrant liability	—	197,516	197,516
Change in value of Common Stock subject to possible redemption	191,055	(197,516)	(6,461)

Cash Flow Statement for the Year Ended December 31, 2020 (audited)
Net income (loss)	$101,076	$(1,975,156)	$(1,874,080)
Change in fair value of warrant liability	—	1,975,156	1,975,156
Change in value of Common Stock subject to possible redemption	101,067	(1,975,156)	(1,874,089)

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Amendment 2

In connection with the preparation of the Company’s financial statements as of September 30, 2021 and in accordance with SEC guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified as temporary equity, which is outside of stockholder’s equity, management determined it should restate its previously reported financial statements. The Company had previously determined the shares of Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

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

The restatement does not result in any change in the Company’s total assets, liabilities or operating results.

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of November 7, 2019 (audited)	As Previously Reported in Form 10-K Amendment 1	Adjustment	As Restated in Form 10-K Amendment 2
Common stock subject to possible redemption	$112,525,160	$7,474,840	$120,000,000
Common stock	$432	$(75)	$357
Additional paid-in capital	$5,020,136	$(5,020,136)	$—
Accumulated deficit	$(20,567)	$(2,454,629)	$(2,475,196)
Total stockholders’ equity (deficit)	$5,000,001	$(7,474,840)	$(2,474,839)
Number of shares subject to redemption	11,252,516	747,484	12,000,000

Balance Sheet as of December 31, 2019 (audited)
Common stock subject to possible redemption	$123,705,148	$6,492,214	$130,197,362
Common stock	$402	$(65)	$337
Additional paid-in capital	$3,693,446	$(3,693,446)	$—
Accumulated deficit	$1,306,153	$(2,798,703)	$(1,492,550)
Total stockholders’ equity (deficit)	$5,000,001	$(6,492,214)	$(1,492,513)
Number of shares subject to redemption	12,353,237	648,315	13,001,552

Balance Sheet as of March 31, 2020 (unaudited)
Common stock subject to possible redemption	$124,081,469	$6,452,799	$130,534,268
Common stock	$402	$(65)	$337
Additional paid-in capital	$3,317,125	$(3,317,125)	$—
Accumulated deficit	$1,682,483	$(3,135,609)	$(1,453,126)
Total stockholders’ equity (deficit)	$5,000,010	$(6,452,799)	$(1,452,789)
Number of shares subject to redemption	12,358,836	642,716	13,001,552

Balance Sheet as of June 30, 2020 (unaudited)
Common stock subject to possible redemption	$123,982,509	$6,553,480	$130,535,989
Common stock	$403	$(66)	$337
Additional paid-in capital	$3,416,084	$(3,416,084)	$—
Accumulated deficit	$1,583,517	$(3,137,330)	$(1,553,813)
Total stockholders’ equity (deficit)	$5,000,004	$(6,553,480)	$(1,553,476)
Number of shares subject to redemption	12,348,817	652,735	13,001,552

Balance Sheet as of September 30, 2020 (unaudited)
Common stock subject to possible redemption	$123,698,687	$6,829,335	$130,528,022
Common stock	$405	$(68)	$337
Additional paid-in capital	$3,699,904	$(3,699,904)	$—
Accumulated deficit	$1,299,693	$(3,129,363)	$(1,829,670)
Total stockholders’ equity (deficit)	$5,000,002	$(6,829,335)	$(1,829,333)
Number of shares subject to redemption	12,321,300	680,252	13,001,552

Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$121,831,059	$8,713,900	$130,544,959
Common stock	$424	$(87)	$337
Additional paid-in capital	$5,567,513	$(5,567,513)	$—
Accumulated deficit	$(567,927)	$(3,146,300)	$(3,714,227)
Total stockholders’ equity (deficit)	$5,000,010	$(8,713,900)	$(3,713,890)
Number of shares subject to redemption	12,133,696	867,856	13,001,552

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the year ended ended December 31, 2019 (audited)
Sale of 13,001,552 Units, net of underwriting discount and offering expenses	$126,622,527	$(126,622,527)	$—
Initial value of common stock subject to redemption at IPO	$(123,705,148)	$123,705,148	$—
Accretion for common stock to redemption amount	$—	$(3,574,835)	$(3,574,835)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 (unaudited)
Change in value of common stock subject to redemption	$(376,321)	$376,321	$—
Accretion for common stock to redemption amount	$—	$(336,906)	$(336,906)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2020 (unaudited)
Change in value of common stock subject to redemption	$98,960	$(98,960)	$—
Accretion for common stock to redemption amount	$—	$(1,721)	$(1,721)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2020 (unaudited)
Change in value of common stock subject to redemption	$283,822	$(283,822)	$—
Accretion for common stock to redemption amount	$—	$7,967	$7,967

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2020 (unaudited)
Change in value of common stock subject to redemption	$1,867,628	$(1,867,628)	$—
Accretion for common stock to redemption amount	$—	$(347,597)	$(347,597)

Statement of Cash Flows for the Period from June 20, 2019 (inception) to December 31, 2019 (audited)
Initial classification of Class A common stock subject to possible redemption	$122,378,428	$7,637,092	$130,015,520
Change in value of Class A common stock subject to possible redemption	$1,326,720	$(1,144,878)	$181,842

Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	$376,321	$(39,415)	$336,906

Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	$277,361	$61,266	$338,627

Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	$(6,461)	$337,121	$330,660

Statement of Cash Flows for the period ended December 31, 2020 (audited)
Change in value of Class A common stock subject to possible redemption	$(1,874,089)	$2,221,686	$347,597

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Statement of Operations for the period from June 20, 2019 (inception) to December 31, 2019 (audited)	As Previously Reported in Form 10-K Amendment 1	Adjustment	As Restated in Form 10-K Amendment 2
Weighted average shares outstanding, Common Stock subject to possible redemption	12,128,362	$(7,617,397)	$4,510,965
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.01	$0.16	$0.17
Weighted average shares outstanding, Common Stock	3,394,029	(246,439)	3,147,590
Basic and diluted net income per share, Common Stock	$0.33	$(0.16)	$0.17

Statement of Operations for the three months ended March 31, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,353,237	$648,315	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$(0.02)	$0.02
Weighted average shares outstanding, Common Stock	4,018,703	(648,315)	3,370,388
Basic and diluted net income (loss) per share, Common Stock	$(0.04)	$0.06	$0.02

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,356,037	$645,515	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$(0.02)	$0.02
Weighted average shares outstanding, Common Stock	4,015,904	(645,516)	3,370,388
Basic and diluted net income (loss) per share, Common Stock	$(0.06)	$0.08	$0.02

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,353,612	$647,940	$13,001,552
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.05	$(0.05)	$—
Weighted average shares outstanding, Common Stock	4,018,328	(647,940)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.14)	$0.14	$—

Statement of Operations for the year ended December 31, 2020 (audited)
Weighted average shares outstanding, Common Stock subject to possible redemption	12,345,490	$656,062	$13,001,552
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.05	$(0.16)	$(0.11)
Weighted average shares outstanding, Common Stock	4,026,450	(656,026)	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.60)	$0.49	$(0.11)

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

Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At December 31, 2020, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$130,015,520
Less:
Common stock issuance costs	$(3,392,993)
Plus:
Accretion of carrying value to redemption value	$3,574,835

Common stocks subject to possible redemption, December 31, 2019	$130,197,362
Plus:
Accretion of carrying value to redemption value	$347,597

Common stocks subject to possible redemption, December 31, 2020	$130,544,959

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Common stock issuance costs amounting to $3,392,993 were charged to stockholders’ equity and offering costs amounting to $19,946 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

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

(Restated, see Note 2 - Amendment 1)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts)

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

(Restated, see Note 2 - Amendment 2)

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,451,087 shares of common stock in the aggregate. As of December 31, 2020 and 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented (Restated- see Note 2).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from June 20, 2019 (Inception) Through December 31, 2019

Allocation of net loss, common stock subject to redemption	$(1,488,275)	769,337

Weighted average shares outstanding, common stock subject to possible redemption	13,001,552	4,510,965

Basic and diluted net income (loss) per share, common stock subject to possible redemption	$(0.11)	$0.17

Allocation of net loss, common stock	$(385,805)	$539,816

Weighted average shares outstanding, common stock	3,370,388	3,147,590

Basic and diluted net income (loss) per share, common stock	$(0.11)	0.17

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

NOTE 8 — STOCKHOLDERS’ EQUITY (Restated, see Note 2 – Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 3,370,388 shares of common stock issued and outstanding, excluding 13,001,552 shares of common stock subject to possible redemption..

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

MERIDA MERGER CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 25, 2021, the Company’s Sponsor committed to provide an aggregate of $400,000 in loans in connection with the Working Capital Loans. As of November 23, 2021, there is $400,000 outstanding under the Working Capital Loan.

On August 9, 2021, Merida Merger Corp I., a Delaware corporation (“Merida”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) amended September 8, 2021, by and among Merida, Merida Merger Sub, Inc., a Washington corporation and wholly-owned subsidiary of Merida (“First Merger Sub”), Merida Merger Sub II, LLC, a Washington limited liability company and wholly-owned subsidiary of Merida (“Second Merger Sub”), and Leafly Holdings, Inc., a Washington corporation (“Leafly”). Pursuant to the Merger Agreement, among other things the parties will undertake the following transactions (collectively, the “Transactions”): (i) First Merger Sub will merge with and into Leafly, with Leafly surviving such merger (“First Merger”), and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Leafly will merge with and into Second Merger Sub, with Second Merger Sub surviving such merger (the “Second Merger”) and being a wholly-owned subsidiary of Merida.

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

On October 13, 2021, the Company issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a business combination. As of November 23, 2021, there is $400,000 outstanding under the Promissory Note.

On October 29, 2021 the Company’s stockholders voted to extend the date in which the Company has to consummate a business combination to December 31, 2021. Holders of an aggregate of 1,389,867 shares of Merida’s common stock exercised their right to redeem their shares for an aggregate of approximately $13.9 million in cash.