Form 10-K/A
period 2020-12-31
Merida Merger Corp. I
filed 2021-12-10
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 3)

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

As of December 9, 2021, 14,982,073 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Merida Merger Corp. I (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, amended on July 26, 2021 and on November 23, 2021 (as amended, the “Original 10-K”), to respond to certain comments received from the Staff of the Securities and Exchange Commission (the “Staff”).

Items Amended In This Amendment

This Amendment No. 3 is being filed to amend the Original 10-K by supplementing certain disclosures in Part II, Item 9A “Controls and Procedures” and to file new certifications in Part IV, Item 15 “Exhibits, Financial Statement Schedules.”

Other than as set forth above, this Amendment No. 3 does not reflect events occurring after the filing of the Original 10-K, and no other information in the Original 10-K is amended hereby. Other events or circumstances occurring after the date of the Original 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 3 should be read in conjunction with the Original 10-K and our filings with the SEC subsequent thereto.

MERIDA MERGER CORP. I

FORM 10-K/A

TABLE OF CONTENTS

PART II
Item 9A.	Controls and Procedures	1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	2

i

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness described above.

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

PART IV

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Common Stock Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5+	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Business Combination and Marketing Agreement between EarlyBirdCapital, Inc. and the Registrant.*
10.5	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Administrative Services Agreement between Merida Manager III LLC and the Registrant.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-234134 and 333-234499).
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of December 2021.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	December 9, 2021
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Mitchell Baruchowitz		December 9, 2021
Mitchell Baruchowitz	Non-Executive Chairman of the Board

/s/ Jeffrey Monat		December 9, 2021
Jeffrey Monat	Director

/s/ Andres Nannetti		December 9, 2021
Andres Nannetti	Director

3