Form 10-K/A
period 2020-12-31
Merida Merger Corp. I
filed 2021-12-14
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 4)

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

As of December 14, 2021, 14,982,073 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Merida Merger Corp. I (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 4 (“Amendment No. 4”) to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, amended on July 26, 2021, November 23, 2021 and on December 9, 2021 (as amended, the “Original 10-K”) to include certain additional disclosures in Part I, Item 1A, Risk Factors and Part II, Item 9A, Controls and Procedures. For the convenience of the reader, this Amendment No. 4 sets forth the Original 10-K in its entirety, as amended to reflect the aforementioned changes. No attempt has been made in this Amendment No. 4 to update other disclosures presented in the Original 10-K.

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

We have identified material weaknesses in our internal control over financial reporting regarding complex financial instruments, specifically related to the accounting for our warrants and common stock subject to possible redemption. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2020, a material weakness was identified in our internal controls over financial reporting related to the accounting for complex financial instruments. One instance of the material weakness related to the effectiveness of our review of accounting conclusions for complex debt and equity transactions, specifically our warrant accounting. In addition, in connection with the preparation of our financial statements as of September 30, 2021, management identified additional errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021. The foregoing instances led to two restatements of our prior period financial statements. Further, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020 and September 30, 2021 due to such material weaknesses.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this proxy statement/prospectus/consent solicitation statement present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to the material weaknesses in our internal control over financial reporting regarding complex financial instruments, specifically related to the accounting for our warrants and common stock subject to possible redemption (as described below), our disclosure controls and procedures were not effective.

Warrant Liabilities

The Company had previously accounted for the Private Warrants as a component of the Company’s equity. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. As a result, the Company should have classified the Private Warrants as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Common Stock Subject to Redemption

The Company had previously determined the shares of Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has determined that the shares of Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management has concluded that the redemption value should include all the shares of Common Stock subject to possible redemption, resulting in the shares of Common Stock subject to possible redemption being equal to their redemption value.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described above, specifically related to the accounting for our warrants and common stock subject to possible redemption.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting). In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment and Amendment 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2021.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	December 14, 2021
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
/s/ Mitchell Baruchowitz		December 14, 2021
Mitchell Baruchowitz	Non-Executive Chairman of the Board

/s/ Jeffrey Monat		December 14, 2021
Jeffrey Monat	Director

/s/ Andres Nannetti		December 14, 2021
Andres Nannetti	Director

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

On June 25, 2021, the Company’s Sponsor committed to provide an aggregate of $400,000 in loans in connection with the Working Capital Loans. As of this filing, there is $400,000 outstanding under the Working Capital Loan.

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

On October 13, 2021, the Company issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a business combination. As of this filing, there is $400,000 outstanding under the Promissory Note.

On October 29, 2021 the Company’s stockholders voted to extend the date in which the Company has to consummate a business combination to December 31, 2021. Holders of an aggregate of 1,389,867 shares of Merida’s common stock exercised their right to redeem their shares for an aggregate of approximately $13.9 million in cash.