Form 10-K/A
period 2020-12-31
Merida Merger Corp. I
filed 2021-12-16
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 5)

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

As of December 15, 2021, 14,982,073 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Merida Merger Corp. I (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 5 (“Amendment No. 5”) to the Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, amended on July 26, 2021, November 23, 2021, December 9, 2021 and on December 14, 2021 (as amended, the “Original 10-K”) to provide updated certifications. For the convenience of the reader, this Amendment No. 5 sets forth the Original 10-K in its entirety, as amended to reflect the aforementioned changes. No attempt has been made in this Amendment No. 5 to update other disclosures presented in the Original 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting). In light of the material weakness which resulted in the restatement of our financial statements described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 2021.

MERIDA MERGER CORP. I

By:	/s/ Peter Lee
Peter Lee
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Lee	President and Chief Financial Officer and Director	December 15, 2021
Peter Lee	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
/s/ Mitchell Baruchowitz		December 15, 2021
Mitchell Baruchowitz	Non-Executive Chairman of the Board

/s/ Jeffrey Monat		December 15, 2021
Jeffrey Monat	Director

/s/ Andres Nannetti		December 15, 2021
Andres Nannetti	Director

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