Form 10-K
period 2021-12-31
Leafly Holdings, Inc. /DE
filed 2022-03-31
CIK 1785592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-39119
_____________________________
Leafly Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 South Jackson Street, Suite 531 Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)
(206) 455-9504
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	LFLY	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	LFLYW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $129.4 million.
Registrant had 42,923,932 shares of Common Stock ($0.0001 par value) outstanding as of March 21, 2022.
Documents Incorporated by Reference
Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2022 definitive proxy statement or, if not filed within 120 days of December 31, 2021, to an amended report on Form 10-K/A filed in the same time period.

PART I
Explanatory Note

Merida Merger Corp. I (“Merida”) was originally incorporated on June 20, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. On November 7, 2019, Merida completed an initial public offering, after which its securities began trading on The Nasdaq Capital Market (“Nasdaq”).

On February 4, 2022 (the “Closing Date”), Merida consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger dated August 9, 2021 and amended on September 8, 2021 (the “Merger Agreement”), by and among Merida, Merida Merger Sub, Inc. (“Merger Sub I”), Merida Merger Sub II, LLC (“Merger Sub II”), and Leafly Holdings, Inc. (“Legacy Leafly”), whereby (a) Merger Sub I merged with and into Legacy Leafly (the “Initial Merger”), with Legacy Leafly being the surviving entity (the “Initial Surviving Company”) of the Initial Merger and Legacy Leafly’s shareholders receiving shares of common stock, par value $0.0001 per share, of Merida (“Common Stock”), in exchange for their equity securities of Legacy Leafly, and (b) immediately following the Initial Merger and as part of the same overall transaction as the Initial Merger, the Initial Surviving Company merged with and into Merger Sub II (the “Final Merger” and, together with the Initial Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Final Merger. As a result of the Mergers, Legacy Leafly became a wholly owned subsidiary of Merida and was renamed Leafly, LLC, Merida was renamed Leafly Holdings, Inc. ("New Leafly"), and the securityholders of Legacy Leafly becoming securityholders of Merida. We sometimes refer to the Mergers and the other transactions contemplated by the Merger Agreement and the other agreements being entered into by Merida and Legacy Leafly in connection with the Mergers as the “Business Combination” and to Merida following the Business Combination as “New Leafly.” Following the Closing Date, the trading symbols for Merida’s Common Stock and Warrants on Nasdaq changed to “LFLY” and “LFLYW,” respectively.

Information Contained in this Report and in Amendment No. 1 to Form 8-K

Unless the context otherwise requires, references to “the Company,” “we,” “us” and “our” refer to Leafly Holdings, Inc. prior to the closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, and “Merida” refers to the business of Merida Merger Corp I prior to the Business Combination. This Annual Report on Form 10-K (the “Annual Report”) principally describes the business and operations of the Company following the Business Combination, other than:
•Item 7. Merida's Management's Discussion and Analysis of Financial Condition and Results of Operations - discussion and analysis of Financial Condition and Results of Operations of Merida prior to the Business Combination;
•Item 8. Financial Statements and Supplementary Data - the audited consolidated financial statements of Merida for the year ended December 31, 2021; and
•Item 9A. Controls and Procedures - discussion of controls of Merida prior to the Business Combination.

Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 10, 2022, which will include the audited consolidated financial statements of Leafly for the year ended December 31, 2021 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

Forward-Looking Statements
This Annual Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Annual Report, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:
•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.
All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, Leafly undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.
There may be events in the future that Leafly is not able to predict accurately or over which it has no control. The sections in this Annual Report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Leafly in such forward-looking statements.
Item 1. BUSINESS
Mission
Leafly’s mission is to help people discover cannabis. We endeavor to serve as the world’s most trusted destination to discover and shop for legal cannabis. The company was founded in 2010 with the objective to demystify cannabis, a product that lived in the shadows through decades of prohibition. More than 100 million unique visitors access Leafly each year to learn more about legal cannabis, discover what products are right for them, and to shop with regulation-compliant local businesses. Through helping people navigate their cannabis journey, Leafly helps millions of consumers discover the benefits of cannabis.
Business Description
Leafly began as a platform to provide consumers with trusted cannabis information. Since then, Leafly has evolved into a content-first, community-driven, multi-sided marketplace that connects consumers to cannabis brands and licensed retailers. We offer cannabis retailers and brands subscription-based marketplace listings that provide our broad-based cannabis audience with information, reviews, menus, and ordering and delivery options through legal retailers. Our audience — which averaged more than 10 million monthly active users (“MAUs”) in 2021 — chooses Leafly for our unique, original content and data.
Our Markets
As of December 31, 2021, 38 U.S. states and the District of Columbia have legalized cannabis for medical use, of which 18 states and the District of Columbia have further legalized cannabis for adult-use. In 2013, Canada legalized the commercial production and sale of medical cannabis, and in 2018 it legalized the commercial production and sale of adult-use cannabis. Several dozen other countries, including Germany, Australia, Mexico and Jamaica, permit cannabis use in some form. Leafly generates revenue in nearly all U.S. states where cannabis is legal for medical and/or adult-use and across Canada. As a content-led marketplace, we have an audience in all 50 states and almost every country where consumers have an interest in cannabis and are able to access our information platform.
Following the November 2020 elections and change in U.S. presidential administration, the rate of legalization has accelerated across the United States, with New York, Connecticut, Virginia and New Mexico moving to legalize cannabis for adult-use in the first half of 2021. Support for cannabis legalization in the U.S. remains strong, with recent polls from Gallup showing 68% support for legalizing cannabis across the country. The support is bipartisan, as evidenced by the recent introduction of the States Reform Act by Republican members of Congress, as well as the House's approval of the Marijuana Opportunity and Reinvestment Act, and the introduction of the Cannabis Administration and Opportunity Act by Senate Majority Leader Chuck Schumer. At the state level, efforts to end prohibition continue to make progress, with New Jersey being the latest to prepare for the launch of adult-use sales, in addition to recent license issuances expanding the medical market in the state.
Leafly has demonstrated an ability to attract and grow an audience in jurisdictions prior to any form of legalization. We do this by leveraging our extensive content library and establishing brand affinity. Building an active ecosystem with consumers prior to medical or adult-use legalization is a competitive advantage. Consumers consult our strains database and news before legalization, as access to cannabis education and information is generally not restricted, even where cannabis is prohibited. Our high-quality, high-SEO ranking content library therefore attracts an audience and helps increase Leafly’s brand profile. Leafly’s platform is broadly available throughout North America, with an audience that reaches beyond North America. The functionality we can provide, ranging from providing content to a robust three-sided marketplace, within each jurisdiction, depends on the state of legalization. The services we provide in any given jurisdiction adhere to the relevant governing regulations, which may allow or restrict online order reservations on third party platforms like Leafly.
Projected Growth of the Cannabis Market
The consistent growth of the U.S. legal cannabis industry in recent years is expected to continue, with Whitney Economics projecting that the industry is projected to double between 2020 and 2025, and the Pew Research Center reporting that a majority of U.S. adults now support having legal access to medical and/or adult-use cannabis.
Despite these growth expectations, the regulated cannabis market is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis, and the retailers and brands seeking to grow while managing regulatory burdens.
Leafly's Consumers and Suppliers and How We Reach Them
Consumers
Leafly attracted on average 10 million MAUs to its platform in 2021. While Leafly primarily targets a North American audience, consumers around the world consult Leafly for education and information about cannabis and where and what to buy from licensed retailers and brands. Prevalence of cannabis consumption across consumers has increased in the last 20 years as an increasing number of states and countries have legalized cannabis for medical and/or adult-use.
Consumers can research cannabis and identify the strains and products that may be right for their needs on Leafly's website. They learn about different form factors and effects, find deals and read reviews, all of which help build confidence in their shopping decisions. We provide consumers with information about the latest strains and products and, more importantly, where they can order those items, from licensed retailers. Our platform also provides a destination where individuals can interact with an engaged community to help navigate the complex world of cannabis and to make an informed and personalized purchasing decision. Prior to legalization, consumers are already utilizing our industry-leading strain database and reading our cannabis news coverage. When legalization arrives in a particular jurisdiction, we publish news and information about new laws and regulations to help prime consumers for shopping in their new local market.
Consumers access our content, paths towards discovery, and online order reservation tools through the Leafly website and iOS and Android mobile applications. Consumers find their way to the Leafly website primarily through organic search, using search engines like Google, Bing and DuckDuckGo. Our history of creating useful content has resulted in Leafly search results ranking higher than other cannabis websites for key cannabis search terms. Consumers visit our “Learn” or “Cannabis 101” sections to learn the basics of cannabis science and products; “News” to learn about the latest developments in legalization and regulations; “Strains” to access our strains database; “Products” to access our catalog of cannabis brands and products across multiple categories; and “Dispensaries” to find listings of retailers and their menus nearest to the consumer’s location. Leafly also gathers structured feedback from consumers in the form of reviews, where consumers share their observations and experiences with a particular strain or product.
To attract consumers to our platform, we leverage multiple business-to-consumer (“B2C”) marketing initiatives, including content marketing, channel and event marketing, and public relations to drive cost-effective consumer engagement. Prior to Q3, 2021, we focused on generating consumer interest through our owned channels or earned media. Since the beginning of Q3 2021, we have ramped up our B2C marketing spending, including local market consumer marketing activations that focus on traffic acquisition and converting those visitors into consumers. We believe that future deployment of capital towards paid customer acquisition will allow us to grow our visitor and customer base more effectively than organic growth alone.
Retailers and Brands
Retailers are the licensed storefronts and delivery services that sell cannabis products to consumers. Brands are the licensed producers of cannabis products or accessories that are made available for sale to consumers. We refer to retailers and brands collectively as "suppliers" on our platform and they are the purveyors of cannabis products that consumers discover on our platform while they search for the right cannabis products that fit their needs. Suppliers participate on the Leafly platform to reach Leafly's engaged cannabis consumer audience and they comprise the paying customers on our platform today.

As of December 31, 2021, we had over 10,500 retail listings on our platform, of which over 5,000 were paid. We believe the greater the number of retail listings and menu items, the more likely it is a consumer will find their desired product or strain. As of December 31, 2021, we had over 9,500 brand listings on our platform, of which an insignificant portion were paid.
Our marketing efforts to attract suppliers include a variety of strategies designed to acquire both retail and brands subscribers. We are working to attract the remaining licensed retailers not already on our platform. We are also using marketing strategies to activate more brands across our platform. Leveraging data insights, technology tools and personalized interaction via events and direct email, we seek to craft messages that resonate for sales and product adoption. Our business to business (“B2B”) marketing is transitioning from a primarily inbound lead generation approach to also include proactive account-based marketing designed to reach brands and licensed retailers in prioritized geographies.
Leafly's Products and Services

Products and Services for Consumers - Content and Shopping Services
We are a content-first marketplace that seeks to educate and inform consumers about cannabis. Our visitors, also referred to as consumers, in addition to consuming our content, may also create and submit additional content, expanding our overall library. User-generated content can include new strain information and additional reviews, and, once submitted, our subject matter experts may review, validate and add to these submissions. With each new piece of content from our visitors, our content library grows richer and more valuable for all future visitors to our platform.
We also generate additional content on our platform in the form of retailer listings, which support our online ordering experience. Retailers purchase monthly retailer subscriptions to provide a business listing on our site, where they can maintain basic business information, including address, phone number, and business hours. Listings also allow retailers to upload their menus manually or through an existing integration we have with point-of-sale (“POS”) providers, custom API integrations with retailers, and integrations with menu enablement providers. Menus provide a list of products that are available through the retailer as well as those product listings that are order enabled.
Brand listings, introduced in June 2021, are also a source of content, through which brand customers provide information about their products, which are searchable and viewable by Leafly consumers. Brands list their products on Leafly so they can provide pertinent product details to consumers, such as strain, cannabinoid, and terpene information, as well as post product imagery. Through catalog control, which launched in the fall of 2021, brands are able to control how their products appear across retailer menus on the Leafly platform, creating a consistent look and feel for their product(s).
Consumers on the Leafly platform can reserve items on retailer menus for pick-up or delivery, where either is permitted under applicable law. Once consumers place a reservation, the Leafly platform communicates the online order reservation to the applicable retailer who is then responsible for fulfillment. Our platform also allows for retailers to communicate with consumers. For example, consumers receive “order received,” “order being processed” and “order ready for pick-up” communications from the applicable retailer, so they can track in real-time the status of their order.

Consumers access our content and tools for free across the Leafly platform. All our revenues today are generated from our paying retailer and brand partners. Leafly neither sells (nor fulfills purchases of) cannabis products, nor does Leafly process payments for cannabis transactions across its platform. Consumers do not purchase cannabis products using our platform, and all confirmation of product availability, final order acceptance, order fulfillment, and processing of payments is handled directly between the consumer and the retailer.
Products and Services for Retailers
Leafly provides retailers with subscription-based offerings and advertising tools to attract our audience to their menus and ultimately, convert that audience into a community of shoppers. We also provide a suite of online tools which allow retailers to engage and communicate with consumers they acquire on our platform, including a portfolio of easy-to-use Software as a Service ("SaaS")-based tools that allow the retailers to update their menus on the Leafly platform, create deals and promotions for consumers, manage their Leafly order reservation operations, integrate with selected POS systems, and view dashboards and analytics to help them make sales and merchandising decisions. Finally, we provide competitive market insights to retailers, which help them understand product and sales trends in their local market, track and monitor their performance across the Leafly platform, and gain insights on how to better compete to acquire new consumers via the Leafly platform.
We offer retailers two different tiers of subscriptions on our platform, standard and pro. We also offer a no-cost package that includes retailer informational listings, including store name and address, contact information, opening hours and customer reviews. Our paid solutions provide enhanced business listings, POS integrations, online reservation services, data insights, and advertising. Increasing the number of paid retailers with menus on our platform is critical to give consumers access to a greater supply of cannabis retailers, which creates a more compelling shopping experience.
The primary difference between standard and pro subscriptions is the ability for pro subscribers to participate in our advertising and add-on activations, including featured listings, display ads, promoted deal offerings, sponsored content, and sponsored event services. For example, on our dispensary finder, we offer platinum placements. These performance ad units typically generate greater consumer activity and engagement with the advertising retailer. In competitive local markets, those marketplace ad units can generate additional revenue for Leafly, as retailers compete to acquire new shoppers and order reservations via the Leafly platform. Retailers may be willing to pay higher rates and compete for shoppers on our platform, as Leafly shoppers exhibit valuable shopping behaviors. The ability to price performance advertising units based on market demand makes our business model dynamic and further empowers retailers to make prudent marketing choices based on their desired volume of consumer engagement.
Revenue from our retail partners accounted for approximately 80% of our revenue for the year ended December 31, 2021.

Products and Services for Brands
Brands have historically relied on our digital advertising solutions, such as banner ads, branded content, and email campaigns, to engage with the Leafly audience across our platform. However, with the re-introduction of our brands subscription offering in the first half of 2021, in additional to traditional digital advertising products that we continue to sell, we now offer a subscription-based product which allows brands to create a product listing on Leafly and pay to participate in advertising and add-on activations to promote their products to shoppers on our platform. We offer brands tools for campaign creation, tracking, and targeting and audience segmentation of customers so they can offer products and promotions that are native to the consumer shopping experience on Leafly.

Revenue from our brand partners accounted for approximately 20% of our revenue for the year ended December 31, 2021.
Competition and Growth Drivers
Leafly is a three-sided marketplace connecting consumers, retailers and brands who come together on our platform to participate in our efficient, networked marketplace. Participants on Leafly — whether consumer, retailer or brand — contribute rich content, power menus, drive order reservations and, ultimately, increase the velocity of our flywheel. Connecting these constituents with Leafly order reservation tools has resulted in a dynamic marketplace that drives significant value to our suppliers.
We compete with WM Technologies, Inc. ("Weedmaps") in providing a marketplace, where consumers search for products and place order reservations for those products with participating storefront and delivery retailers. However, with our content-first strategy, we are able to build demand (consumers) on our platform in advance of establishing the marketplace. This differentiates us from Weedmaps, which is a transaction-oriented marketplace and, thus, dependent on a legalization trigger to establish a foothold in any given market.
We also compete with e-commerce enablement providers that target the cannabis sector, including Dutchie and Jane Technologies (“Jane”). Providers like Dutchie and Jane provide licensed retailers with embedded menus and e-commerce tools (similar to Leafly’s embedded menu solutions) that allow for retailers to offer e-commerce and order reservations directly on retailers’ websites. Dutchie and Jane also offer consumer marketplaces, but those offerings have limited consumer traffic and engagement as compared with Leafly’s marketplace. In February 2021, Leafly entered into a strategic partnership with Jane to provide streamlined menu management for retailers by integrating Jane's product catalog and business tools with Leafly's consumer marketplace. This integration offers retailers time-saving, resource-efficient tools for online menu management, as well as a larger reach to consumers and customers.
Leafly’s marketplace competes for its share of a large and growing audience. Leafly seeks to offer a differentiated experience for every visitor, powered by educational resources, broad selection, data and science. We believe the breadth of verified information, news and selection establishes trust between Leafly and its audience, creating a competitive environment that favors Leafly. We believe the significant audience and content library we have built up over a decade cannot be replicated easily.
In order to drive the continued growth of our business, we see a number of clear strategies and growth drivers in the immediate to mid-term.

Increased penetration of local markets
Because of the highly fragmented nature of state cannabis regulations, cannabis is an inherently local business. Each state has its own rules regarding who, what and how cannabis products can be produced and sold. Leafly has an established local market strategy that is designed to capitalize on the inherently local nature of this market. We focus on establishing and scaling our marketplace on a market-by-market basis. We work to secure the right amount of supply (retailers and brands) so we can match them with the demand (consumers) on our platform. Failure to achieve the right balance between suppliers and consumers can result in a suboptimal shopping experience, where fewer suppliers mean reduced selection and price options for consumers. To achieve healthy marketplace dynamics in specific markets, we may lower the price of our subscription packages to attract retailers onto our platform. We believe on-boarding suppliers onto our platform is of critical importance and will benefit us in the long run. We believe that by improving matching at the local level we can increase the volume of order reservations placed on our platform, thereby driving greater gross merchandise value and return on spend for our participating retailers. We have the ability to recreate this process in most new markets we enter.
Historically and today, our sales efforts to attract suppliers have been primarily focused on processing inbound leads. Many cannabis brands and retailers want to list their businesses on Leafly as soon as they are ready to begin operations. We have begun expanding our sales team and increased its focus on outbound lead generation by local market in addition to inbound. As of December 31, 2021, we employed 27 individuals focused on selling, account management and customer success activities targeting retailers and 28 individuals focused on selling and implementing brand sales. This represents a 93% increase in the retail sales team and a 211% increase in the brand sales team, as compared to December 31, 2020. Additionally, in November 2021, we hired a Senior Vice President of Sales with experience scaling marketplace sales teams.
With additional investment, we believe Leafly can expand upon its success in local markets and recreate optimal dynamics to drive our marketplace in new and emerging markets.
Advertising Platform Enhancements
Performance-based advertising products offered to retailers embed dynamism in Leafly’s business model, as described in the section titled “Products and Services - Retailers” and "Products and Services - Brands" above. Currently, those ad units are priced and offered by our sales teams. By creating more ad inventory and investing in technology to introduce bidding tools, Leafly will be able to more dynamically price those advertising units based on market demand. We believe market-based pricing, and greater automation in selling those ad units, present opportunities for revenue growth in 2022 and beyond.
Consumer Personalization and Improved Matching
In addition to iterating on our offerings for suppliers, we believe that investment in consumer discovery and personalization will provide our consumers with a further differentiated and immersive experience. We expect this will result in converting more Leafly visitors into shoppers. Today, we leverage our content (e.g., strains database, consumer reviews, retailer menus, brand product listings) and intellectual property along with search data and consumer trends to drive recommendations and personalization for our visitors. We continue to iterate on our personalization engines and, through such improvements, we believe we can better match consumers with their preferred strains and products. We believe finding the right product is critical, and we believe consumers will value personalized recommendations as they refine individual preferences. Through improved matching, we believe we can increase the number of order reservations and the number of items within each order reservation and shopper retention. In doing so, Leafly will generate increased return on investment for our Suppliers and for ourselves.
New Market Development
Our long-term growth depends on our ability to successfully develop an online marketplace within each local economy, whether within North America or outside. Once a new market opens with some form of legalized cannabis use, it may take years for that market to become efficient. This requires a robust supply chain, an appropriate density of dispensaries, and enough variety across brands and form factors to power consumer engagement. Our business depends on each market achieving a critical mass of consumers and suppliers, which will drive meaningful ROI to our advertising partners. We believe achieving these elements will accelerate our revenue model. However, it is our strategy to build an engaged audience in certain new markets prior to those markets reaching maturity. As a result, we may continue to generate losses in new markets for an extended period, and different markets can be expected to grow at different rates and generate varying levels of revenue, which we cannot predict with accuracy.

Data Opportunities
As the industry matures, we will expand our offering of e-commerce tools and, by association, data products. With one of the largest audiences in cannabis, we identify customer trends and opportunities at the local market level. Leafly has amassed significant and unique visitor data on browsing and purchasing trends since its inception in 2010. Our internal data shows us that online cannabis shoppers are relatively higher dollar spenders than in-store shoppers, and we believe this type of consumer will be of interest for advertisers in cannabis-related and adjacent industries. With that data, we expect to increase the efficiency of our advertisers' spend by allowing them to reach a specific audience based on the characteristics of their choosing. We view the ability to offer this data and insight as a valuable potential revenue stream.
Concentration of Markets and Customers
For the full year of 2021, Leafly derived approximately 17%, 11% and 10% of its revenue from customers in Arizona, Oregon and California, respectively. No other state comprised 10% or more of Leafly’s revenue. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the years ended December 31, 2021 and 2020.
Seasonality
We may experience seasonality in our business, which we believe has moderate impacts on our overall revenue. In certain years, we've seen seasonal fluctuations that coincide with either federal holidays, generally in the fourth quarter, or industry holidays and events, generally in the spring. Our industry and business history is limited and therefore we can't be certain that these are known trends or that other trends may develop.
Intellectual Property
Our brands and intellectual property are valuable assets that are important to our business. In our efforts to safeguard our trademarks, domain names, inventions, copyrights, trade secrets, and other intellectual property rights, we rely on a combination of federal, state, common law and international rights in the jurisdictions in which we operate.
We have an ongoing trademark registration program pursuant to which we file to register our core brands in select jurisdictions to the extent we determine they are appropriate and cost-effective. We consider our LEAFLY trademark to be among our most valuable brand assets and have filed or registered this mark in various jurisdictions, including the United States. Federal, state, and/or local laws may limit or define the nature of permitted goods and services for which we can seek registration.
We hold an issued US Patent and have filed and maintained foreign and US patent applications to protect our software, algorithms, and technology interface.
We hold registered and unregistered copyrights, including a registered copyright for our retailer educational program and unregistered copyright in and to aspects of some of our software code, our site content, and our API.
We also rely on non-disclosure agreements, invention assignment agreements, intellectual property assignment agreements, or license agreements with employees, independent contractors, consumers, software providers and other third parties, which protect and limit access to and use of our proprietary intellectual property.
We believe our intellectual property rights are a crucial component of, and competitive differentiator for, our business.
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section entitled “Risk Factors — Risks Related to Leafly’s Intellectual Property.”
People Operations and Human Capital Resources
As of December 31, 2021, Leafly had approximately 236 employees. We categorize our company into three teams: sales and marketing, product development, and general and administration. Within those three categories we had approximately 122, 81, and 33 employees, respectively. Of these employees, approximately 226 were located in the U.S. and 10 were located in Canada.
The opportunity to build and scale the leading cannabis discovery marketplace has attracted, and we believe will continue to attract, top talent across all departments. Our position as a leading cannabis platform in a growing and dynamic market helps us attract high caliber employees who are skilled and also passionate about our mission. We have invested in our talent acquisition resources to find, attract and retain diverse and skilled talent across North America. There are no organized labor unions that represent our employees and we are not subject to any collective bargaining agreements.
Government Regulation of the Leafly Business
Leafly is not currently required to obtain a license for the provision of its products and services to its clients in the cannabis industry. However, Leafly may be subject, directly or indirectly, to rules or regulations governing the provision of such products or services, and the costs of compliance with such rules or regulations may be substantial. As discussed further below, those jurisdictions which have legalized cannabis for medical or adult-use have frequently adopted a complex licensing and regulatory regime. Entities engaged in the growing, processing, sale, transportation, or delivery of cannabis products are subject to rigorous licensing requirements, including initial licensing and regular licensing renewals, and on-going regulatory burdens. We require suppliers to provide proof of valid corporate existence at the time we initially onboard them, or, if we understand that state law requires a separate cannabis license, to submit a valid, unexpired state-issued license number, and we require contractual representations and warranties from our suppliers that they are complying with state law. However, we do not routinely validate whether that license number remains valid during the term of our suppliers’ use of our services and accordingly we generally do not, and cannot, ensure that our suppliers will conduct their business in a manner compliant with regulations or licensing requirements. The costs that licensing and regulation impose on Leafly’s suppliers may indirectly affect Leafly’s operations by increasing the costs of operations for our suppliers, decreasing their profitability or resulting in regulatory and even criminal actions if they are non-compliant, and in each case reducing their ability to pay for part or all of Leafly’s services, by causing them to go out of business, or by discouraging potential clients to enter the market.
Regulatory restrictions on our suppliers also may restrict the extent to, or manner in which, they can use our services. In many jurisdictions, licensed cannabis businesses are subject to laws and regulations that restrict the manner in which they can advertise. For example, licensees generally are prohibited from advertising to those under the legal age of cannabis consumption in that jurisdiction. Licensees in many jurisdictions are required to include disclaimers in advertisements. Depending on the jurisdiction, licensees may be prohibited from depicting cannabis or cannabis products in advertising, making health or therapeutic claims about cannabis or cannabis products, or encouraging over-consumption of cannabis, among others. For example, licensees in Michigan may not advertise themselves as “dispensaries,” licensees in Illinois may not include in advertisements any images of a cannabis leaf or bud, and licensees in Oregon may only use advertising that targets cell phones (e.g., hyper-local marketing) if the advertising is within an app the user has installed, the user has confirmed they are of legal age, and the app provides an opt-out feature. These restrictions indirectly affect Leafly by restricting the manner in which its clients can advertise on the Leafly website or Leafly app. In some jurisdictions, licensees may be prohibited from using third-party platforms (like Leafly) for ordering, preventing those licensees from using Leafly’s reservation and ordering services. Jurisdictions change these laws and regulations, sometimes frequently, which may affect Leafly in ways we cannot predict.
Some jurisdictions have considered imposing licensing or regulatory requirements directly on online service providers servicing the cannabis industry, such as Leafly. For example, in 2019, the California legislature considered but ultimately rejected AB1417, a bill that would have imposed requirements on websites dedicated to promoting cannabis products. Other states may seek to impose such restrictions. Challenging such restrictions or complying with such restrictions may cause us to incur substantial costs.
We have not been a defendant in a criminal action, nor have we been the subject of a civil or regulatory enforcement proceeding, prosecuted by any governmental authority based on our provision of products and solutions to the cannabis industry.
Effect of existing or probable governmental regulations on the business
Our capacity for continued growth and ability to achieve and maintain profitability depends in part on our ability to operate and compete effectively in different domestic and international markets. Each market has unique regulatory dynamics and we have little influence over regulators and the regulations they ultimately enact. These include laws and regulations that can directly or indirectly affect our ability to operate, the number of retailers allowed to operate, and our costs associated with onboarding new suppliers. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive advertising offerings than alternative options, which affects our sales, results of operations and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the domestic and international markets where we operate.

Rest of World
In most other countries outside of the U.S. and Canada, cannabis is not legal for adult use. A number of countries have decriminalized cannabis or permit the use of medical cannabis, including Germany, Australia, Mexico, and Jamaica and we expect additional countries to do so. However, it may take years for foreign countries to open for the sale of cannabis-related goods and services. In the meantime, while we do not yet regard these countries as viable markets for our products or services, our content is available to viewers in those countries.
Information about our Executive Officers
Our executive officers as of the date of this Annual Report were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Yoko Miyashita	46
Chief Executive Officer of Leafly since August 2020; prior thereto, Leafly General Counsel since 2019; prior thereto, several roles, including Senior Vice President and General Counsel, at Getty Images from July 2005 to April 2019.; prior thereto, Associate at Perkins Coie LLP from November 2001 to June 2005. Ms. Miyashita holds a J.D. from the University of Washington School of Law and a B.A. from the University of California, Berkeley.

Suresh Krishnaswamy	53	Chief Financial Officer since September 2021; prior thereto, Principal at NextLevel Business Consulting since 2019; prior thereto, Chief Financial Officer at Drift, a renewable energy marketplace, from 2018 to 2019; prior thereto, Treasury and Pricing Strategy Consultant at Remitly, an international payments company in 2017; prior thereto, Principal at DataSense Analytics, a software and services company from 2015 to 2017. Mr. Krishnaswamy holds a BS in Computer Science from the University of Pennsylvania and an MS in Computer Science from the University of Texas.

Sam Martin	38
Chief Operating Officer since July 2021; prior thereto, Chief Revenue Officer from 2020 to July 2021; prior thereto, Chief Strategy Officer from 2018 to 2020; prior thereto, Vice President, Strategy and Business Development from 2017 to 2018; prior thereto, Director of Content from 2015 to 2017; prior thereto, Senior Content Strategist and Executive Editor at Time Inc. from 2013 to 2015. Mr. Martin was previously a Lecturer of Creative Writing and Publishing Studies at Queensland University of Technology and holds an M.A. and B.A. from the same institution.

Kimberly Boler	54
General Counsel and Corporate Secretary since September 2021; prior thereto, Vice President of Corporate Law at Patriarch Partners, LLC from September 2020 to September 2021; prior thereto, partner at The Crone Law Group P.C. from January 2019 to March 2020; prior thereto, counsel at Sicheniza Ross Ference LLP from May 2018 to December 2018, and a consultant attorney for MLA Global Consulting from August 2017 to May 2018. Ms. Boler also served as Vice President, General Counsel and Secretary at Aria Energy LLC from April 2015 to April 2017 and as an Assistant General Counsel and Vice President at American International Group, Inc. (AIG) from August 2009 to April 2015. Ms. Boler holds a J.D. from Columbia Law School and a B.A. from Harvard College.

David Cotter	51
Chief Product officer since August 2019; prior thereto, Vice President of Digital Products at Nordstrom from March 2018 to August 2019 after selling his text-based ecommerce startup MessageYes that he cofounded in March 2015 to Nordstrom in March 2018; prior thereto, General Manager in Amazon Web Services from 2007 to 2011. Prior to Amazon, Mr. Cotter co-founded Adxpose in 2004 and served as its chairman and chief executive officer until 2006. Mr. Cotter has held product leadership roles at some of the most well-known technology companies, including Zulily, BEA, and Real Networks and was an Entrepreneur-in-Residence at Ignition Partners Venture Capital. In addition, he is the current Chairman of the Washington Technology Industry Association, and has been a board member since March 2016. Mr. Cotter has a B.A. in Economics from Oregon State University.

Available information
Our website address is www.leafly.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at investor.leafly.com. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.
Item 1A. RISK FACTORS
Risk Factor Summary

Below is a summary of the principal factors that we believe make an investment in Leafly speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”) before making an investment decision regarding Leafly.

Risks Relating to Our Business and Industry

•We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•The legal cannabis industry and market are relatively new, and this industry and market may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in this new industry and market.
•Expansion of our business is dependent on the continued and future legalization of cannabis.

Operational Risks

•We have a history of net losses, and we may not achieve or maintain profitability in the future, especially as our costs increase.
•If we fail to maintain and expand our brand and retailer client base, our revenue and our business will be harmed.
•Our international operations involve additional risks, and our exposure to these risks will increase as we expand internationally.
•Our payment system and the payment systems of our suppliers depend on third-party providers and are subject to evolving laws and regulations.
•The traffic to our website and mobile application may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.
•If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.
•If our current marketing model is not effective in attracting new brand and retailer clients, we may need to employ higher-cost sales and marketing methods to attract and retain brand and retailer clients, which could adversely affect our profitability.
•We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
•We face potential liability and expense for legal claims based on the content on our platform.
•We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

Regulatory Risks

•Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.
•The laws and regulations regarding hemp-derived products are unsettled, and an adverse change in U.S. federal policy towards our suppliers would materially affect our business and operations.
•We cannot ensure that our suppliers will conduct their business activities in a manner compliant with regulations and requirements applicable to the cannabis industry.
•Any actual or perceived failure to comply with privacy, data protection and information security obligations could harm our business.
•Our business and operating results may be harmed if we are deemed responsible for the collection and remittance of state sales taxes or other indirect taxes for suppliers using our order functionality.

Additional Risks Relating to the Cannabis Industry

•Cannabis remains illegal under federal law and, therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
•Our business and our suppliers are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our suppliers to legal claims or otherwise adversely affect our business.
•We are dependent on our banking relationships, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.
•Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Risks Related to Our Intellectual Property

•We are, and may in the future be, subject to disputes and assertions by third parties that we violate their intellectual property rights. These disputes may be costly to defend and could harm our business and operating results.
•Failure to protect or enforce our intellectual property rights could harm our brand, business and results of operations.

Public Company and Financial Reporting Risks

•We are incurring and will continue to incur increased costs and obligations as a result of being a public company.
•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
•Our projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, our actual revenues, market share, expenses and profitability may differ materially from our expectations.

Risks Relating to Ownership of our Common Stock

•We qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

•Our stock price may be volatile and may decline regardless of our operating performance.
•An active trading market for our Common Stock may not be sustained.
•Future sales of shares by existing stockholders could cause our stock price to decline.

Risks Relating to Our Business and Industry
We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have a relatively short operating history in an evolving industry that may not develop as we anticipate, if at all. Both our short operating history and the pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include our ability to, among other things:
•increase the number of users of our website and mobile applications (which we refer to as our “platform”), the number of reviews and other content on our platform and our revenue;
•successfully implement and scale our online order reservation system, by attracting new retailers and brands (which we refer to from time to time, collectively, as “suppliers”) while simultaneously converting visitors to our platform into customers of our suppliers;
•effectively monetize our mobile applications as usage continues to migrate toward mobile devices;
•manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising partners, many of which may only have limited or no online advertising experience;
•successfully compete with existing and future providers of other forms of offline and online advertising;
•successfully compete with other companies that are currently in, or may in the future enter, the business of providing order reservation, e-commerce, online ordering, and/or delivery services related to cannabis products and services;
•successfully expand our business in new and existing markets, both domestic and international;
•successfully develop and deploy new features and services;
•avoid interruptions or disruptions in our platform or services;
•adapt to rapidly evolving trends in the cannabis industry and the way consumers and cannabis industry businesses interact with technology;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and services;
•hire, integrate and retain talented sales and other personnel;
•effectively manage rapid growth in our sales force, personnel and operations;
•effectively partner with other companies; and
•successfully navigate complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments applicable to cannabis and cannabis-related businesses.
If the demand for our services, including our advertising solutions, does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

The legal cannabis industry and market are relatively new, and this industry and market may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in this new industry and market.
We are operating our business in a relatively new cannabis industry and market, and our success depends in part on broader consumer adoption of the legal cannabis market. In addition, despite broad public support for cannabis legalization in the United States, the growth of our business is dependent in part upon the continued authorization of cannabis in new jurisdictions, as well as the absence of legislation narrowing, limiting or repealing existing laws legalizing and regulating cannabis. Any one of these factors could slow or halt the legalization or consumer adoption of cannabis, which would negatively impact our ability to grow our business.
In addition to being subject to general business risks applicable to a business involving a technology product in a regulated industry, we need to continue to build brand awareness for the Leafly platform and make significant investments in our business strategy, including by introducing new services and platform features into the markets in which we operate, expanding our international presence and regulatory compliance efforts. These activities may not promote our services and platform features as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share.
Furthermore, consolidation of the cannabis markets could reduce the size of our potential supplier base and give remaining suppliers greater bargaining or purchasing power. This may in turn erode the prices we are able to charge for our services and result in decreased margins. Competitive conditions, consumer preferences, supplier requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from other existing industries and markets. Those conditions may cause our efforts to further our business, including promoting our brand awareness, offering high quality services, and attracting and retaining suppliers and consumers, to be unsuccessful or to have undesired consequences that may materially adversely affect our business, financial condition and results of operations. As a result, we may not be successful in our efforts to attract and retain customers or traffic, or to develop and commercialize new products, or these activities may require significantly more resources than anticipated in order to be successful.
Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.
We are dependent on public support, continued market acceptance and the proliferation of consumers in the state-level and Canadian legal cannabis markets. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.
Expansion of our business is dependent on the continued and future legalization of cannabis.
Expansion of our business is, in part, dependent upon continued and future legislative authorization, including by voter initiatives and referenda, of cannabis in various jurisdictions worldwide. Any number of factors could slow, halt, or even reverse progress in this area. For example, some ballot measures in 2020 were delayed due to the COVID-19 pandemic. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business. Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. This result may negatively impact the viability and attractiveness of our service offerings going forward. If such challenges are successful in any jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted.
We expect to face increased competition in the market.
The market for information, advertising and online ordering regarding cannabis products and suppliers is intensely competitive, characterized by low barriers to entry and is rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. We face competition from media companies, including but not limited to direct competitors such as High Times, Wikileaf and Allbud; offline media companies and service providers; newspaper, television, and other media companies; advertising platforms such as Weedmaps, but also general two-sided markets such as Yelp and internet search engines such as Google; online marketplaces such as Weedmaps, Dutchie, Eaze,

iHeartJane; e-commerce platforms like Amazon and Shopify; various business services providers such as Springbig, Meadow, Leaflink, Growflow and Metrc; and traditional customer relationship management service providers such as SAP and Salesforce. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share, large existing user bases, more favorable regulatory regimes due to disparities in the geographic distribution of customer bases, location of operations or other factors, and greater financial, technical and other resources. These companies may use these advantages to offer services similar to ours at a lower price, develop different services and platform features to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or supplier requirements. In particular, if restrictions on cannabis advertising ease, major internet companies, such as Google and Facebook, may begin developing and marketing online advertising offerings directly to cannabis businesses, and many of our advertising partners and potential advertising partners may choose to purchase online advertising solutions from these competitors and may reduce their purchases of our advertising solutions. As the cannabis industry matures and the market increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments.
Moreover, as the legalization of cannabis continues, cannabis businesses could experience consolidation as existing cannabis businesses seek to obtain greater market share, greater access to funding and resources and purchasing power and new entrants seek to establish a significant market presence. Consolidation of the cannabis markets could reduce the size of our potential supplier base and give remaining suppliers greater bargaining or purchasing power. This may in turn erode the prices for our advertising solutions and result in decreased margins. Consolidation could particularly affect smaller cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our services, including our advertising solutions.
For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile application and the number of businesses that use our advertising solutions. Accordingly, we may face pressure to reduce the price of our advertising solutions, in which case our business, financial condition, and results of operations will be harmed.
If users do not value the quality and reliability of the reviews and other content that we display on our platform, they may stop or reduce the use of our services, which could adversely impact the growth of our business.
Our success depends in part on the quality of the reviews and other content that we display on our platform, both original content as well as third-party submissions, including whether they are helpful, up-to-date, unbiased, relevant, unique and reliable. If users do not value the content on our platform, they may stop or reduce the use of our services, and traffic to our website and on our mobile application will decline. If our user traffic declines, our suppliers may stop or reduce their use of services or advertising solutions offered on our platform. As a result, our business could be negatively affected if we fail to obtain high quality content from our contributors, or if the content we display is perceived to be unhelpful, out-of-date, biased, irrelevant, not unique or unreliable. We must therefore ensure that our services and platform features are attractive to users, and invite them to contribute. In addition, users who contribute content to our platform may provide content to our competitors. If they do so, the value of our content may decline relative to other available services and platform features, and our business may be harmed.
While we attempt to filter or remove content that may be offensive, biased, unreliable or otherwise unhelpful, we cannot guarantee the effectiveness or adequacy of these efforts. If we fail to filter or remove a significant amount of content that is biased, unreliable, or otherwise unhelpful, or if we mistakenly filter or remove a significant amount of valuable content, our reputation and brand may be harmed, users may stop using our products, and our business, financial condition, and results of operations could be adversely affected.
Because we recognize most of the revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.
We recognize revenue from sales of our advertising products over the terms of the applicable agreements, which are generally auto-renewing month-to-month agreements. As a result, a decline in new or renewed agreements in any one quarter may significantly impact our revenue, which may not be immediately reflected in our financial results. In addition, we may be unable to adjust our fixed costs in response to reduced revenue.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract new advertising partners and retain existing advertising partners;
•our ability to accurately forecast revenue and appropriately plan our expenses;
•the effects of changes in search engine and app store placement and prominence;
•the effects of increased competition in our business;
•our ability to successfully expand in existing markets, enter new markets and manage our international expansion;
•the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•the ability of licensed cannabis markets to successfully grow and outcompete illegal cannabis markets;
•our ability to protect our intellectual property;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to maintain and increase traffic to our website and mobile application;
•our ability to keep pace with changes in technology;
•the success of our sales and marketing efforts;
•costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•changes in laws or regulations affecting our business;
•our ability to operate as a public company , which requires substantial management attention and additional costs;
•interruptions in service and any related impact on our reputation;
•the attraction and retention of qualified employees and key personnel;
•our ability to choose and effectively manage third party service providers;
•our ability to successfully manage any acquisitions of businesses, solutions or technologies;
•the impact of risks related to health crises, such as the ongoing COVID-19 pandemic and potential governmental and other restrictions resulting therefrom;
•the effects of natural or man-made catastrophic events;
•changes in consumer behavior with respect to local businesses;
•the effectiveness of our internal controls; and
•changes in our tax rates or exposure to additional tax liabilities.
Our typical practices as it relates to consumer safety and engagement on our platform may pose a risk to our relationships with advertising partners.
We base many of our decisions upon the interests of the consumers who use our platform. We believe that this approach has been essential to our success in increasing our user growth rate and engagement. Our approach of prioritizing consumer safety and engagement may negatively impact our relationships with our existing or prospective advertising partners. For example, we typically refuse to remove legitimate negative reviews and ratings of products or businesses that advertise on our platform. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertising partners, which in turn could harm our results of operations.
Operational Risks
We have a history of net losses, and we may not achieve or maintain profitability in the future, especially as our costs increase.
We began operating in 2011 and have yet to generate a profit. We incurred a net loss of $12 million and $10 million for the calendar years ended December 31, 2021 and 2020, respectively. We intend to continue to expend significant funds to support platform feature development, expand our service offerings, expand our marketing and sales operations, improve and expand our technology infrastructure, hire additional employees, pursue strategic opportunities, meet the increased compliance requirements associated with our transition to and operation as a public company and otherwise support our operations and growth. In addition, we intend to add back in-person working space over time. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, and the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, any such future losses, together with the net losses and negative cash flows from operations incurred to date, will have an adverse effect on our shareholders’ accumulated deficit and working capital. Because of the numerous risks and uncertainties associated with our business and the cannabis industry, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Common Stock may decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the value of Common Stock may also cause you to lose all or part of your investment.
If we fail to maintain and expand our brand and retailer client base, our revenue and our business will be harmed.
In the fiscal year ended December 31, 2021, substantially all of our revenue was generated by (a) the sale of advertising solutions, and (b) subscription listing fees. Our ability to grow our business depends on our ability to maintain and expand our brand and retailer client base. To do so, we must convince prospective advertising partners of the benefits of our advertising solutions, including providing additional information and context to those prospective advertisers who may not be familiar with our solutions (such as those in new markets). We must also convince existing and prospective advertising partners alike that our advertising solutions work to their benefit. Additionally, our policy to decline acceptance of advertising or listings from companies that cannot demonstrate proper licensure may cause us to limit our advertising base and forgo certain revenue opportunities. Failure to maintain and expand our advertising partner base could harm our business.
Our advertising partners do not typically have long-term obligations to purchase our services. In addition, we rely heavily on the purchase of advertising solutions by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertising partners in the ordinary course of business resulting from several factors, including losses to lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, decline in advertising budgets, the impact of the COVID-19 pandemic, closures and bankruptcies. We must continually add new advertising partners both to replace advertisers who choose not to renew their advertising, go out of business or otherwise fail to fulfill their advertising contracts with us, and to grow our business. Our advertising partners’ decisions to renew depend on a number of factors, including the degree of satisfaction with our services and their ability to continue their operations and spending levels. The ratings and reviews that our suppliers receive from our users, may also affect advertising decisions by current and prospective advertising partners. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other hand, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us. Furthermore, our internal teams may take down a supplier’s information if it breaches our listing restrictions, which may also affect advertising decisions by current and prospective advertising partners. In addition, the growth rates for new consumers, number of paying suppliers and monthly revenue per suppliers have at times slowed and may similarly slow in the future, even if we continue to add clients and consumers on an absolute basis. If our advertising partners increase their rates of non-renewal, if we experience significant advertising partner attrition or contract breach, or if we are unable to attract new advertising partners in numbers greater than the number of advertising partners that we lose, our client base will decrease and our business, financial condition and results of operations would be harmed.
If we do not successfully develop and deploy new software, platform features or services to address the needs of our suppliers and consumers, our business, financial condition, and results of operations could suffer.
Our success has been based on our ability to design software, platform features and services that address the needs of our suppliers and consumers. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing platform features to meet our suppliers’ and consumers’ and potential suppliers’ and consumers’ rapidly evolving needs, including online order and reservation solutions. Additionally, as consumers and suppliers demand richer data integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers, third party technology integrations may become increasingly important. If we are unable to arrange or complete new integrations, or improve our existing integrations, we may lose market share to competitors. There is no assurance that our enhancements to our software, platform features or our new services or capabilities will be compelling to our consumers or gain market acceptance. If our research and development investments do not accurately anticipate supplier or consumer demand or if we fail to develop our software, platform features or services in a manner that satisfies supplier or consumer preferences in a timely and cost-effective manner, we may fail to retain our existing suppliers or consumers or increase demand for our services.
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing service offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction or implementation of new platforms, platform features or capabilities, or cause errors to arise with our existing software. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, platform features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by consumers or suppliers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new platform features and capabilities to our existing platform may require substantial investment, and we have no assurance that such investments will be successful. If consumers or suppliers do not widely adopt our new platforms, platform features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.
If we fail to expand effectively into new markets, both domestically and abroad, our revenue and business will be adversely affected.
We intend to expand our operations into new markets, both domestically and internationally. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we may be unfamiliar and involves various risks, including, among others, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant expenses and face various other challenges, such as compliance with market-specific laws or regulations, gaining consumer and customer acceptance, and expanding our sales force and community management personnel to cover those new markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, we have already entered many of the largest existing markets in the United States and further expansion may not yield similar results or sustain our growth.
We may fail to offer the optimal pricing of our services.
We have limited experience in determining the optimal pricing of our services, and we may need to change our pricing model from time to time. For example, we charge different rates for the same services in different markets, based on a variety of factors such as the number of local retailers and consumer traffic and engagement. If our suppliers believe the cost of our services do not generate proper return on investment, such suppliers may decline to continue using our services, and our revenue and other financial results may be adversely impacted.

Our international operations involve additional risks, and our exposure to these risks will increase as we expand internationally.
Our traffic is global, and we expect to expand our international operations by accessing new markets abroad and expanding our offerings in new languages. Our platform is primarily available only in English. We may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires, and will require considerable and growing, management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:
•recruiting and retaining qualified, multi-lingual employees, including sales personnel;
•increased competition from local websites and guides and potential preferences by local populations for local providers;
•compliance with applicable foreign laws and regulations, including different cannabis, privacy, censorship and liability standards and regulations, different intellectual property laws and certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions and termination requirements;
•providing services in different languages for different cultures, which may require that we modify our services and platform features to ensure that they are culturally relevant in different countries;
•the enforceability of our intellectual property rights;
•credit risk and higher levels of payment fraud;
•increased travel, infrastructure and compliance costs associated with multiple foreign locations;
•compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;
•export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Treasury Department’s Office of Foreign Assets Control;
•currency exchange rate fluctuations;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•political and economic instability in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•higher costs of doing business internationally.
We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible.
It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks, or fraud, ransomware or security attacks. We may not be able to implement adequate preventative measures or halt such attacks, and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users, suppliers and advertising partners and increase engagement on our website and mobile application. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Furthermore, any actual or perceived distributed denial of service (DDoS) attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, litigation, require us to expend significant capital and other resources to remediate the incident, and cause increased cybersecurity protection costs. For more information, see “If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform” and “We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results” below.
We are in the process of implementing a disaster recovery program, which will allow us to move our platform to a back-up data center in the event of a catastrophe. Although this program is partially functional, it does not provide a real time back-up data center, so if our primary data center shuts down, there will be a period of time that our platform will remain unavailable while the transition to the back-up data center takes place.
We rely on third-party service providers for certain aspects of our business.
To some extent, we rely on data about certain products or businesses from third parties, including their respective websites and third parties that license such information to us. We also rely on third parties for other aspects of our business, such as mapping functionality and administrative software and back office solutions. In the past three years, at least six third parties (including third parties in the ERP, payroll, HRIS, tax compliance, back office finance and SMS services fields) have terminated their relationship with us based on our involvement in the cannabis industry. Others with whom we may have desired to form a relationship have declined our requests on the same basis. If these third parties decline to work with us, provide inaccurate or incorrect information, experience difficulty meeting our requirements or standards, or our licenses are revoked or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. In addition, if such third party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertising partners with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. Furthermore, if a sufficient number of third parties decline to work with us, we may have a limited number of third party service providers available to meet our business needs, which may limit our ability to negotiate favorable prices and terms. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.
Our payment system and the payment systems of our suppliers depend on third-party providers and are subject to evolving laws and regulations.
We have engaged third-party service providers to perform credit and debit card processing services for supplier’s payments to us. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to process payments could be adversely affected and our business could be harmed. Additionally, some of our suppliers use similar third-party providers for processing services. If these service providers do not perform adequately or if the relationships of our suppliers with these service providers were to terminate the ability of our suppliers to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially affected by tensions between federal and state treatment of the cannabis and other industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our suppliers the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our suppliers in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our suppliers using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “— Additional Risks Related to the Cannabis Industry — Leafly’s operations may be negatively affected by the way other private companies interpret laws and regulations applicable to the cannabis industry, or their policies and practices with respect to the cannabis industry,” “— We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry” and “— Risks Related to Leafly’s Business and Industry — We are subject to governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business” below.
Further, through our agreement with our third-party credit card processors, we are subject to payment card association operating rules and certification requirements, including restrictions on product mix and the Payment Card Industry Data Security Standard (“PCI-DSS”). We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have an adverse effect on our business and results of operations.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or supplier base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and suppliers may have multiple accounts. As a result, the data we report may not be accurate. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. For more information regarding such metrics, see “Leafly’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics” and “Leafly’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Metrics.” Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or supplier base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or supplier base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.
Our suppliers and investors rely on our key metrics as a representation of our performance. If these third parties do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our investors could bring lawsuits against us, our reputation may be harmed and retailers may be less willing to list a business on our platform, which could negatively affect our business, financial condition, or results of operations.
The traffic to our website and mobile application may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.
From time to time, other companies copy information from our platform, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. While we aggressively enforce our copyrights, we have no assurance that other companies will not copy, publish or aggregate content from our platform.
We may not be able to detect such third party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States and Canada, our available remedies may be inadequate to protect us against such practices due to a variety of potential issues, including uncertain common law protections, jurisdictional issues, lack of adequate remedies under applicable law and difficulty in identifying potential defendants. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights. When third parties copy, publish, or aggregate content from our platform, it makes them more competitive, and decreases the likelihood that consumers will visit our website or use our mobile application to find the information they seek, which could negatively affect our business, financial condition and results of operations.
Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.
We update our platform on a frequent basis. Despite efforts to test our updates, we have discovered and expect we will continue to discover errors, failures and bugs in our platform and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment to suppliers. Real or perceived errors, failures or bugs in our platform could result in negative publicity, security incidents, such as data breaches, government inquiries, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by suppliers for losses sustained by them. In such an event, we may be required, or may choose, for supplier relations or other reasons, to expend additional resources in order to help correct the problem.
We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of inaccuracies in the data we collect for our suppliers, or unauthorized access or damage to, or the loss, acquisition, or inadvertent release or exposure of confidential or other sensitive data could cause our reputation to be harmed and result in claims against us, and cannabis businesses may elect not to purchase our products or, in the case of existing suppliers, renew their agreements with us or we may incur increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could harm our operating results and growth prospects.
If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.
We have recently experienced growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.
We rely on traffic to our website from search engines like Google, Yahoo! and Bing, as well as paid digital advertising and social media marketing. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.
Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google, Yahoo! and Bing. In total, search engines accounted for approximately 77% of the sessions on our platform during 2021. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or platform features or the services or platform features of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations, particularly if our competitors are permitted to engage in paid promotion.
Google in particular is the most significant source of traffic to our website accounting for more than 75% of the search engine-generated sessions on our platform in 2021. Since Google does not allow us to engage in paid promotion of our website, we rely on organic prominence. Our success depends in part on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, the continued inability to engage in paid promotion could have a substantial negative effect on our business and results of operations.

Our ability to place digital advertisements for the Leafly platform is constrained because certain large digital ad networks, such as those owned or operated by Google, Amazon, Microsoft, Meta and Twitter, do not allow us to advertise. As a result, we are limited to digital ad placements on independently owned websites, such as certain local news websites.

Additionally, visits to Leafly could also decline if our accounts on Facebook, Instagram or Twitter are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and suppliers, and to promote the acquisition of brand and retailer clients. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not promote the sale of cannabis or cannabis-related products by our suppliers on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our services, which could adversely affect our business and operating results.
If our current marketing model is not effective in attracting new brand and retailer clients, we may need to employ higher-cost sales and marketing methods to attract and retain brand and retailer clients, which could adversely affect our profitability.
We use our sales team to build relationships with our supplier base. Our sales team builds and maintains relationships with suppliers primarily through phone and email contact, which is designed to allow us to cost-effectively service a large number of suppliers. We may need to employ more resource-intensive sales methods, such as increasing our enterprise or field sales teams, to continue to attract and retain brand and retailer clients, particularly as we increase the number of our brand and retailer clients and our supplier base employs more sophisticated marketing operations, strategies and processes. This could cause us to incur higher sales and marketing expenses, which could adversely affect our business and operating results.
Mobile is an important component of our business, and it presents unique risks.
Our mobile applications, including mobile web-based access, represents a significant portion of our user traffic. If we fail to deliver compelling platform features and services or effective advertising solutions, our business may suffer.
We have experienced challenges with Apple’s AppStore and Google’s Play Store with regard to the implementation of certain features in our iOS and Android applications, respectively. Historically, Apple did not permit us to deploy our “Pickup” online order reservation features to users based in the United States, although Apple now allows consumers to pre-order through iOS applications. Apple has on occasion rejected application updates for various reasons, including the claimed basis that digital advertising for cannabis violates their Terms of Service. When necessary, we have implemented workarounds, including directing users to mobile web applications; however, these solutions are suboptimal, can be frustrating to users, and could hinder awareness or adoption of platform features or services which are important to our future growth. If we experience difficulties in the future in integrating our mobile application into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, or if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore or the Google Play app store, or if we face increased costs to distribute our mobile application, our future growth and our results of operations could suffer.
We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
We rely on data centers and other technologies and services provided by third parties in order to host our cloud-based infrastructure on which we operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, or facility closure, or because it is no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our operations could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented.
We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DDoS attacks, or other security-related incidents and our business interruption insurance may be insufficient to compensate us for related losses that may occur. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of supplier or consumer data.
Our platform also depends on our ability to communicate through the public internet and electronic networks that are owned and operated by third parties. In addition, in order to provide our solutions on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks or facilities, including as a result of utility or third-party system interruptions, could impair our ability to process information and provide our solutions to our suppliers and consumers.
Any unavailability of, or failure to meet our requirements by, third-party data centers or other third-party technologies or services, or any disruption of the internet, utilities or the third-party networks or facilities that we rely upon, could impede our ability to make our platform accessible, harm our reputation, result in reduced traffic from consumers, cause us to issue refunds or credits to our suppliers, and subject us to potential liabilities. Any of these circumstances could adversely affect our business, reputation and operating results.
We face potential liability and expense for legal claims based on the content on our platform.
We provide educational information regarding the use and potential effects of various types of cannabis products through our platform, including information regarding potential therapeutic uses for cannabis. If our content, or content we obtain from third parties, contains inaccuracies or perceived inaccuracies, it is possible that consumers or others may sue us for various causes of action. Although our website and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers that provide the terms and conditions for use of our websites and mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.
For content that we publish or provide ourselves, we have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot provide assurance that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert our management’s attention away from our operations. In addition, our business is based on establishing the reputation of our platform as trustworthy and dependable source of educational information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.
We also face potential liability and expense for legal claims relating to the information that we publish on our website and mobile application, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses in the past have claimed, and may in the future claim, that their search result display is arbitrary or improper, that we are responsible for third party infringement, that our editorial content is defamatory, or that we are responsible for defamatory reviews posted by our users.
We expect claims like these to continue, and these claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove or re-order content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove or re-order valuable content from our website or mobile application, our platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.
We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new platform features and services or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, pursuing certain business opportunities or declaring dividends. We may not be able to obtain additional financing on terms favorable to us, if at all. Due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, our business may be harmed, our stock price may fall, and you may lose your investment.
We may acquire other companies or technologies, which could divert our management’s attention from the business, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Our success will depend, in part, on our ability to expand our service offerings and grow our business in response to changing technologies, user, supplier and advertising partner demands and competitive pressures. In some circumstances, we may determine to do so through acquisitions, mergers, partnerships, joint ventures or other strategic transactions with complementary businesses or technologies rather than through internal development. We have limited experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial condition and results of operations. If an acquired business or technology fails to meet our expectations, our business, financial condition, and results of operations may suffer.
We identified a material weakness in our internal control over financial reporting, and in the future, we may identify additional material weaknesses or fail to maintain an effective system of controls. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2020, a material weakness was identified in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The material weakness identified was a deficiency in the effectiveness of the review of accounting conclusions for complex debt and equity transactions. We remediated this material weakness during 2021 through the hiring of a Chief Financial Officer who has experience in complex derivative transactions and a Director of SEC Reporting with SEC reporting and technical accounting experience, as well as through the use of third-party consultants and specialists to supplement our internal resources.
In addition to remediating this specific material weakness, we have begun our implementation of Sarbanes-Oxley and continue to assess and further develop our internal controls and procedures. Our full Sarbanes-Oxley implementation is forecasted to be complete late in 2022. Costs associated with these internal control activities are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic filings with the SEC to the extent material to the discussion for the respective period, including in such discussion with respect to Leafly that is being filed substantially concurrently with the filing of this Annual Report on Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 10, 2022.
We cannot assure you that the measures we have taken to date and may take in the future will be sufficient to prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. If we are unable to prevent or avoid future material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial results, lead to a default under our current or future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Regulatory Risks
Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.
In the United States, despite cannabis being legalized under state law in some form in many states and notwithstanding the federal government’s tolerance of state legalization schema, cannabis continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”). The CSA makes it a federal crime to grow, distribute, or sell cannabis in the United States, even in states in which medical or recreational cannabis has been legalized under state law. It is also illegal to advertise the sale of cannabis, or to use the internet to facilitate the sale of cannabis. It is also a federal crime to aid and abet another in growing, distributing, or selling cannabis, and it can be illegal to engage in certain transactions with those growing, distributing, or selling cannabis, if the goal of the transactions is to promote those activities or conceal that the source of the proceeds in the transaction came from those activities. We do not grow, distribute, or sell cannabis in the United States. Although we may engage in transactions with entities growing, distributing, or selling cannabis, we have no intent to promote criminal activity by our suppliers, and these transactions reflect only our desire to promote our own business operations. Accordingly, we believe that our activities do not violate the CSA as currently interpreted by U.S. courts. However, there is a risk that federal prosecutors may seek to apply those laws to us, that U.S. courts may change their interpretation of the CSA, and that violations of any U.S. federal laws and regulations, such as the CSA, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture.
In Canada, the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. However, as the Cannabis Act has been recently enacted, there is a lack of available interpretation, application and enforcement of the provisions that may be relevant to digital platforms such as ours, and as a result, it is difficult to assess our potential exposure under the Cannabis Act.
Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change in regulations or even the speed of changes to regulations, more vigorous enforcement thereof or other unanticipated events could require us to incur substantial costs associated with compliance, to alter our business plan or give rise to material liabilities, and could materially and adversely affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which our business may be subject. Although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that regulations may be enacted in the future that will require us to obtain such a license in order to provide our services in a particular jurisdiction or that will otherwise seek to substantially regulate our business and there can be no assurances that we will be able to obtain such licenses. These laws change frequently and may be difficult to interpret and apply. For example, the Florida Department of Health recently made a determination that licensed dispensaries’ use of our online ordering reservation system violated the statutory requirement that no third parties be directly involved in dispensing cannabis. We filed a legal challenge alleging that the Department of Health wrongfully promulgated an un-adopted rule that erroneously interprets the statute and received a judgment in our favor (the “FLDOH Matter”), and our suppliers in Florida that previously ceased use of the online ordering feature still must obtain regulatory approval to resume using these features and, as a result, our business in Florida continues to be adversely affected. In October 2021, the administrative law judge issued a final order that the Florida Department of Health’s policy of prohibiting online third-party pre-reservation services was in fact an unadopted rule. We have recently been made aware that the Florida Department of Health filed a notice of appeal with the First District Court of Appeal on November 17, 2021, which is still pending. In the event the Florida Department of Health promulgates a formal rule, which they have not done to date, our ability to conduct business in Florida may be materially impacted. Additionally, failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on our operations.
Given the concentration of our revenue from the sale of subscriptions to retailers to list their products, any increase in the stringency of any applicable laws, including U.S. state, or Canadian federal, provincial or territorial laws and regulations relating to cannabis, or any escalation in the enforcement of such existing laws and regulations against the cannabis industry within any jurisdiction, could negatively impact the profitability or viability of cannabis businesses in such affected jurisdictions, which in turn could materially adversely affect our business and operating results.
For more information regarding risks the cannabis industry may present to our business, see the subsection entitled “— Additional Risks Related to the Cannabis Industry.”
Federal law enforcement may deem our suppliers to be in violation of U.S. federal law, in particular the CSA. An adverse change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against our suppliers would undermine our business model and materially affect our business and operations.
Except in limited circumstances, U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, and possession of cannabis. It is also federally illegal to advertise the sale of cannabis, or to use the internet to facilitate the sale of cannabis. Although the Agriculture Improvement Act of 2018 removed hemp and hemp-derived cannabinoids from the definition of “marihuana” in the CSA, and the Omnibus Spending bill (described below) protects state medical cannabis programs, cannabis remains a Schedule 1 controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the growing, processing, distribution, sale and use of cannabis has been legalized, these activities continue to violate U.S. federal law. Additionally, in 2018, a series of memoranda and guidance from 2009 to 2014 that generally directed U.S. Attorneys not to enforce federal cannabis laws against actors who were in compliance with state guidance were formally rescinded. Since U.S. federal laws criminalizing the use of cannabis pre-empt state laws that legalize its use, continuation of U.S. federal law in its current state regarding cannabis could limit our ability to do business in the United States. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession or use of cannabis, may seek to bring criminal actions against our suppliers under the CSA or other federal criminal laws. If our suppliers are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences to our suppliers could have a material adverse effect on our business, financial condition, and results of operations, or could force us to cease operations, and as a result, our investors could lose their entire investment.
Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, including for supplier records, cannabis businesses could elect to cease using our products. Until the U.S. federal government changes the laws with respect to cannabis, and particularly if the U.S. Congress does not extend the Omnibus Spending Bill’s protection of state medical cannabis programs (described below) to apply to all state cannabis programs, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state cannabis industries and, in turn, our business, financial condition, results of operations, brand and reputation.
For more information regarding risks the cannabis industry may present to our business, see the subsection entitled “— Additional Risks Related to the Cannabis Industry.”
The laws and regulations regarding hemp-derived products are unsettled, and an adverse change in U.S. federal policy towards our suppliers would materially affect our business and operations.
Some of our suppliers sell products containing hemp-derived cannabinoids, including CBD and certain forms of THC (including but not limited to delta-8 THC). Until recently, hemp and hemp extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were classified by the federal government as “marihuana” under the CSA. The Agricultural Act of 2014, Pub. L. 113-79 (the “2014 Farm Bill”) and the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”), altered hemp’s status, such that currently hemp (which must, by definition, contain less than 0.3% delta-9

THC on a dry weight basis) and hemp extracts, including CBD, are no longer defined as “marihuana” nor classified as a controlled substance.
Many states have revised their own laws to make hemp and hemp derivatives legal. These laws generally impose licensing and regulatory requirements for the cultivation, processing, transportation, or distribution of hemp and hemp products. Many states also impose restrictions on the type of products that may be sold, including prohibiting the sale of certain hemp or CBD products, such as ingestible products or smokable hemp, or limiting the manner in which they may be sold by, for example, prohibiting health claims in advertising. States could change their laws and make the requirements to grow, process, transport, and distribute hemp and hemp products more difficult. States could also investigate whether or determine that our suppliers were found to be operating in violation of state law. Any of these actions or consequences to our suppliers could have a material adverse effect on our business, financial condition, and results of operations.
The Food and Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of hemp-derived CBD products and the manner in which hemp-derived CBD products may be marketed and sold. In addition, we do not believe that any of our suppliers’ claims about the legality of hemp-derived THC products have been tested in court. If our suppliers are found to be violating U.S. federal law relating to hemp-derived products, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences to our suppliers could have a material adverse effect on our business, financial condition, and results of operations.
Allowing unlicensed or noncompliant businesses to access our services, allowing businesses to use our services in a noncompliant manner, including engaging in false or deceptive business practices, may subject us to legal or regulatory enforcement and/or negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.
Our suppliers are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state law, which includes any applicable licensing requirements and the regulatory framework enacted by each state or province in which they do business. Suppliers further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance, and there is no guarantee that such suppliers will be able to fulfill such indemnification obligations. We rely on our suppliers’ contractual representations, and generally do not verify them, other than with respect to the licensed status of our suppliers operating cannabis retail and brands (i.e., product) businesses. We require suppliers to provide proof of valid corporate existence at the time we initially onboard them, or, if we understand that state law requires a separate cannabis license, to submit a valid, unexpired state-issued license number. We do not routinely validate whether that license number remains valid during the term of our suppliers’ use of our services. As a result, some of our suppliers or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable state or provincial laws and regulations. Any potential legal enforcement actions against any of our suppliers selling cannabis for being unlicensed or insufficiently licensed could negatively impact us.
Any legal or regulatory enforcement against us based on the business solutions that we offer, the third-party content available on our platform or noncompliance by our suppliers with licensing and other legal requirements, could subject us to various risks, including monetary penalties and the risk that we elect or are compelled to remove content from our platform and would likely cause us to experience negative publicity. Any of these developments could materially and adversely impact our business, financial condition, results of operations, brand, and reputation.
We generally do not, and cannot, ensure that our suppliers will conduct their business activities in a manner compliant with regulations and requirements applicable to the cannabis industry. As a result, federal, state, provincial or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against our suppliers, which could have a material adverse effect on our business, operating results or financial conditions, or could force us to cease operations.
We offer features and services on our platform to support our suppliers’ compliance with certain regulations and other legal requirements applicable to the cannabis industry, such as (a) collecting medical marijuana cardholder information to assist dispensaries with their verification obligations, (b) age-gating in accordance with applicable state regulations, (c) reviewing cannabis license information for operational cannabis suppliers, both on submission and on a periodic ongoing basis, to ensure validity and accuracy and (d) requiring operational cannabis suppliers, including storefronts and delivery services, to provide a valid, unexpired state-issued license number before accepting their listings or advertisements on our platform. However, we generally do not, and cannot, ensure that our suppliers will conduct their business activities in a manner compliant with such regulations and requirements, in whole or in part. Their legal noncompliance could result in regulatory and even criminal actions against them, which could result in a material adverse impact on our business and operating results or financial condition, and as a result, our investors could lose their entire investment.
For additional information, see the other risk factors in this subsection entitled “— Risks Related to Leafly’s Business and Industry,” including “— Some of our suppliers or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable laws and regulations. Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, may subject us to legal or regulatory enforcement and negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation. In addition, allowing businesses who engage in false or deceptive advertising practices to use our solutions may subject us to negative publicity, which could have similar adverse impacts on us.” Additionally, please see the subsection entitled “— Additional Risks Related to the Cannabis Industry.”
We are subject to governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.
We are subject to regulation by various federal, state, provincial, local and foreign governmental authorities, including those responsible for monitoring and enforcing employment and labor laws, anti-bribery laws, lobbying and election laws, securities laws and tax laws. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.
In addition, our business is subject to regulation by various federal, state, provincial and foreign governmental agencies responsible for monitoring and enforcing privacy and data protection laws and regulations. Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information that may impact our business, potentially including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws, and European and other foreign data protection laws.
We receive, store, process, and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information (“PII”), and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. In addition, although we do not believe we are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), we are aware that at least one state regulator has taken the position that HIPAA does apply to some of our suppliers. In the event we become subject to HIPAA, our costs related to PII would increase.
Many foreign countries and governmental bodies, including Canada and the European Union, or E.U., and other relevant jurisdictions where we conduct business have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the “CCPA”), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act, (the “CPRA”), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. In Canada, the federal Personal Information Protection and Electronic Documents Act (the “PIPEDA”) governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation (the “CASL”). The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio- Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.
Although we are working to comply with those federal, state, provincial and foreign laws and regulations, industry standards, governmental standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us or our contractors to comply with federal, state, provincial or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in loss of, unauthorized access to, or acquisition, alteration, destruction, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause employees, suppliers and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability or perceived inability (even if unfounded) on our part to adequately address privacy, data protection, and information security concerns, or comply with applicable laws, regulations, policies, industry standards, governmental standards, contractual obligations, or other legal obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, Canada, the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, or amendments or changes in the interpretation of existing laws, regulations, standards and other obligations, could impair our or our suppliers’ ability to collect, use, disclose or otherwise process information relating to employees or consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our supplier and consumer bases and increase revenue. Such laws and regulations may require us to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII or other data for certain purposes. In addition, a foreign government could require that any data collected in a country not be transferred or disseminated outside of that country, or impose restrictions or conditions upon such dissemination, and we may face difficulty in complying with any such requirements for certain geographic regions. Indeed, many privacy laws, such as those in force in Canada and the E.U., already impose these requirements. If we fail to comply with federal, state, provincial and foreign data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed. Furthermore, due to our acceptance of credit cards, we are subject to the PCI-DSS, which is designed to protect the information of credit card users.
We have had security incidents in the past, which we do not believe reached the level of a breach that would be reportable under applicable state laws or our other obligations; however, there can be no assurance that our determinations were correct. In the event our determinations are challenged and found to have been incorrect, we may be subject to unfavorable publicity or claims by one or more state attorneys general, federal regulators, or private plaintiffs, any of which could damage our reputation, inhibit sales and adversely affect our business.
Our business could suffer if the jurisdictions in which we operate change the way in which they regulate the internet, including regulations relating to user-generated content and privacy.
Governments may adopt laws and regulations that make it more difficult to operate our business, both domestically and abroad. We are subject to a number of data privacy and internet-related laws and regulations which result in significant compliance burdens. For example, we have settled two claims under the Americans with Disabilities Act (”ADA”) that obligated us to make our websites WCAG 2.0 Level AA compliant for users with visual or other impairments. We are currently in the process of making updates to our website to fulfill this obligation. In addition, some legislators have called for increased regulation of the use of information concerning consumer behavior on the internet, including certain targeted advertising practices. Others have called for changes affecting the immunities afforded to websites that publish user-generated content.
Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our website, products or features. In particular, the success of our business has depended, and we expect will continue to depend, on our ability to use the content and other information that our users share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of the content that our users share through our website and mobile application. Such changes may require us to modify our service offerings and platform features, possibly in a material manner, and may limit our ability to make use of the content and other information that our users generate on our website and mobile application.
Our business and operating results may be harmed if we are deemed responsible for the collection and remittance of state sales taxes or other indirect taxes for suppliers using our order functionality.
We do not collect sales and value-added tax as part of our supplier agreements in the United States or Canada, based on our determination that such tax is not applicable to our platform. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. We may be deemed responsible for collecting and remitting sales taxes directly to certain states or jurisdictions. It is possible that one or more states could seek to impose sales, use or other tax obligations on us with regard to the ordering functionality that we offer our suppliers. These taxes may be applicable to past sales. In addition, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents may permit wider enforcement of sales tax collection requirements, which may increase the jurisdictions in which we may be required to collect and/or remit taxes. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states or other jurisdictions could result in substantial tax liabilities for past sales and additional administrative expenses and increase the cost of our products and solutions, which could harm our business and operating results.
Our international footprint may subject us to potential adverse tax consequences in various jurisdictions.
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, subjects us to the tax laws of various jurisdictions, which are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
Changes in tax laws or regulations and compliance in multiple jurisdictions may have a material adverse effect on our business, cash flow, financial condition or operating results.
We are subject to the income and transaction related tax laws primarily in the United States and Canada. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations, and our business and financial performance. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Code, discussed below, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results. For more information see the subsection entitled “— Additional Risks Related to the Cannabis Industry — Cannabis businesses are subject to unfavorable U.S. tax treatment” and “— Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.”
Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to inadvertently fail to comply. If we were to inadvertently fail to comply with applicable tax laws, this could have a material adverse effect on our business, financial condition, and results of operations.
Changes in accounting standards or other factors could negatively impact our future effective tax rate.
Our future effective income tax rate may be affected by such factors as changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where income and tax determinations due by jurisdiction is uncertain.

Additional Risks Related to the Cannabis Industry
Cannabis remains illegal under federal law and, therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
Cannabis, other than hemp (defined by federal law as Cannabis sativa L. with a delta-9 THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.
For over eight years, under a policy instituted during President Obama’s time in office, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. On August 29, 2013 former Deputy Attorney General James Michael Cole issued a Memorandum (the “Cole Memo”), which described the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources. The Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly three years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies such as our business suppliers.
Since 2014, versions of the U.S. Omnibus Spending bill have included a provision prohibiting the Department of Justice (“DOJ”), which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our suppliers to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, could result in our inability to execute our business plan, and we would likely suffer significant losses with respect to supplier base, which would adversely affect our operations, cash flow and financial condition.
Although the U.S. Attorney General could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal.
During his confirmation hearing, current Attorney General Merrick Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” While the statement is not a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of DOJ lie elsewhere.
Industry observers are hopeful that the various legislative proposals pending in Congress will increase the chances of federal cannabis policy reform. Numerous bills have attracted attention, including the States Reform Act, introduced by Republican members of Congress, as well as the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), which was originally co-sponsored by now Vice President Harris in the Senate, and the Secure and Fair Enforcement Banking Act (the "SAFE Act"), which passed the House of Representatives in April 2021 but has not yet passed the Senate. Senate Majority leader Chuck Schumer also has proposed draft legislation that would legalize cannabis at the federal level (the “Cannabis Administration and Opportunity Act”). However, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.
Our business and our suppliers are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our suppliers to legal claims or otherwise adversely affect our business.
We and our suppliers are subject to a variety of laws and regulations in the United States, Canada, and elsewhere that prohibit money laundering, including the Money Laundering Control Act (United States), as amended, and the Proceeds of Crime and Terrorist Financing Act (Canada), and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations. Violations of the U.S. anti-money laundering laws require proceeds from enumerated criminal activity, which includes trafficking in cannabis in violation of the CSA. Although we believe that none of our activities implicate the aforementioned money laundering statutes, largely because we believe there is no underlying CSA offense, in the event that any of our business activities, any dividends or distributions therefrom, or any profits or revenues accruing thereby are found to be in violation of money laundering statutes, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation, and any persons, including such U.S. based investors, found to be aiding and abetting us in such violations could be subject to liability. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We could also suffer significant penalties, including criminal and civil penalties, disgorgement and other remedial measures.
Our operations may be negatively affected by the way other private companies interpret laws and regulations applicable to the cannabis industry, or their policies and practices with respect to the cannabis industry.
In most jurisdictions which legalized cannabis for adult or medical use, the cannabis industry is subject to a complex and comprehensive set of laws and regulations. Many entities that do business with consumers or suppliers in the cannabis industry institute internal or supplier-facing policies that limit or restrict how they do business with these suppliers, or take steps to verify that their suppliers in the cannabis industry operate in compliance with applicable laws. For example, some financial institutions that service cannabis retailers screen their clients’ advertising for compliance with restrictions on cannabis advertising. Some financial institutions have interpreted editorial information that Leafly appends to some product pages within dispensary menus as advertising by those cannabis retailers, and instructed the suppliers to remove such advertising. Some mass media outlets have refused to publish advertisements for Leafly on the basis of perceived risk. The manner in which other companies interpret laws and regulations applicable to the cannabis industry, and the policies they institute as a result may adversely affect our suppliers’ operations, which in turn could harm our results of operations.
We are dependent on our banking relationships, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.
Although we do not grow or sell cannabis products, our general connection with the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.
We are dependent on the banking industry to support the financial functions of our services and advertising solutions. Our business operating functions including payroll for our employees, real estate leases, and other expenses are handled reliant on traditional banking. Additionally, many of our suppliers pay us via wire transfer to our bank accounts, or via checks that we deposit into our banks. We require access to banking services for both us and our suppliers to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on supplier accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”), issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government has the ability to do so, at minimum against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.
As a result of federal-level illegality and the risk that providing services to state-licensed cannabis businesses poses to banks, cannabis-related businesses face difficulties accessing banks that will provide services to them. When cannabis businesses are able to find a bank that will provide services, they face extensive client due diligence in light of complex state regulatory requirements and guidance from FinCEN, and these reviews may be time-consuming and costly, potentially creating additional barriers to financial services for, and imposing additional compliance requirements on, us and our suppliers. FinCEN requires a party in trade or business to file with the U.S. Internal Revenue Service (the “IRS”), a Form 8300 report within 15 days of receiving a cash payment of over $10,000. While we receive very few cash payments for the products we sell, if we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition. We cannot ensure that our strategies and techniques for designing our platform features and services, including our advertising solutions, for our suppliers will operate effectively and efficiently and not be adversely impacted by any refusal or reluctance of banks to serve businesses that grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry that permits banks to serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering platform features and services similar to those that we offer, or otherwise adversely affect our results of operations. Also, the inability of potential suppliers in our target market to open accounts and otherwise use the services of banks or other financial institutions may make it difficult for us to conduct business, including receiving payments in a timely manner.
We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, accepting payments from suppliers, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa reportedly prohibits processing of transactions involving cannabis on its network, and Mastercard has reportedly stated that it is evaluating the inconsistency between U.S. state and federal cannabis law. Although U.S. consumers cannot purchase products on our listings marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard extend these restrictions to cannabis-related businesses, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.
The continuing proliferation of unlicensed and illicit cannabis operations may negatively affect our suppliers and our operations.
We exclusively offer our services for suppliers licensed under applicable state cannabis laws. Even in those states which have legalized cannabis for medical or adult use, unlicensed and illicit cannabis operations may continue to operate and compete against licensed businesses. This illicit competition may adversely affect our suppliers’ operations, which in turn could harm our results of operations.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.
We currently have no need or plans to seek bankruptcy protection. U.S. courts have held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. Although we are not in the business of growing or processing cannabis or selling or even possessing cannabis or cannabis products, a U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.
The conduct of third parties may jeopardize our business.
We cannot guarantee that our systems, protocols, and practices will prevent all unauthorized or illegal activities by our suppliers. Our success depends in part on our suppliers’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. We have a dedicated catalog and compliance team that reviews cannabis license information for operational cannabis suppliers, both on submission and on an ongoing basis, to ensure validity and accuracy. We require all operational cannabis suppliers, including storefronts and delivery services, to provide a valid, unexpired state-issued license number before accepting their listings or advertisements on our platform. For certain of our products or services, we request additional verification and documentation. We cannot ensure that the conduct of our suppliers, who are third parties, and their actions could expose them to legal sanctions and costs, which would in turn, adversely affect our business and operations.
The conduct of third parties may jeopardize our regulatory compliance.
While we are a technology company, not a cannabis licensee, and as such, are not subject to commercial cannabis regulations that apply to cannabis operators, we cannot guarantee that our systems, protocols, and practices will prevent any and all unauthorized or illegal activities by our suppliers. Our success depends in part on our suppliers’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. Despite the procedures and protocols in place for license verification by our catalog and compliance team, any non-compliance by our suppliers could put our business at risk, as discussed herein, and could also subject us to potential actions by state regulators, to the extent they could be applied to technology service providers, which could materially adversely affect our business, operations, financial condition, brand, and reputation.
We believe that Section 230(c)(1) of the Communications Decency Act (the “CDA”) provides immunity from civil and state criminal liability, but it is possible that it does not.
We believe that Section 230(c)(1) of the CDA provides immunity from civil and state criminal liability to providers of interactive computer services in the United States, such as us, for content provided on their platforms that they did not create or develop. Section 230 does not provide any protections against federal criminal liability, such as prosecutions under the CSA. We do not create or develop the information that appears on our suppliers’ listing pages and advertising placements, although our internal teams may take down a supplier’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our placements, although our internal teams may take down a supplier’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our site, such as Strains, Learn, News, Cannabis 101. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230 of the CDA, see the section entitled “— Risks Related to Leafly’s Business and Industry.” Our suppliers are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our suppliers currently and in the future may not be in compliance with all such requirements. Despite our belief that we are protected by Section 230 of the CDA, it is possible that we are not, which would subject us to legal, business, and operational risks. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations.

We may continue to be subject to constraints on marketing our products.
Certain states in which we operate have enacted strict regulations regarding marketing and sales activities of cannabis products, including certain state restrictions on the use of our online order reservation platform, which could affect our cannabis retail suppliers’ demand for our listing and marketing services. There may be restrictions on sales and marketing activities of cannabis businesses imposed by government regulatory bodies that can hinder the development of our business and operating results because of the restrictions our suppliers face. If our suppliers are unable to effectively use our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed by our suppliers, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.
Cannabis businesses are subject to unfavorable U.S. tax treatment, which reduces our clients’ profitability and could result in decreased demand for our services.
Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, it lowers our suppliers’ profitability, and could result in decreased demand or higher price sensitivity for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our sales and operating results could be adversely affected if our suppliers decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.
Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.
As discussed above, under Section 280E of the Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we do believe that Section 280E of the Code does not apply to our business, or ancillary service providers that work with state-licensed cannabis businesses, if the IRS interprets the Section to apply, it would significantly and materially affect our profitability and financial condition.
Cannabis businesses may be subject to civil asset forfeiture.
Any property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by federal law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our cannabis business clients could adversely affect our revenues if it impedes their profitability or operations and our suppliers’ ability to continue to subscribe to our services.
Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.
Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find and is more expensive or contains significant exclusions because our suppliers are cannabis industry participants. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If we are forced to go without such insurance coverage, it may prevent us from entering into certain business sectors, may inhibit our growth, may limit our ability to attract directors and officers and may expose us to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition, and business.

There may be difficulty enforcing certain of our commercial agreements and contracts.
Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually with adverse results for cannabis companies. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.
Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.
Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in companies doing business in the state legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States for non-citizens happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (the “CBP”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. CBP has taken the position that business or financial involvement in the legal cannabis industry in Canada or in the United States is grounds for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal or in Canada may affect admissibility to the United States. CBP updated its stated policy on October 9, 2018 to clarify that a Canadian citizen coming to the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States.
Risks Related to Our Intellectual Property
We are, and may in the future be, subject to disputes and assertions by third parties that we violate their intellectual property rights. These disputes may be costly to defend and could harm our business and operating results.
We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights. For example, third parties have claimed that we have allegedly violated their trademark rights solely due to our display of third party products bearing an allegedly infringing mark. In the past, we have successfully resolved such claims without litigation.
Other claims against us can be expected to be made in the future. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and diversion of management attention. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop using certain trademarks, offering certain features, purchase licenses or modify our services and platform features while we develop non-infringing substitutes or may result in significant settlement costs. Though we have several pending patent applications and one issued U.S. patent, we may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.
The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.
Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.
We use open source software that we have obtained from third parties or is included in software packages in our solutions and will use open source software in the future. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.
Failure to protect or enforce our intellectual property rights could harm our brand, business and results of operations.
We seek to protect our trademarks, the source code for our proprietary software, domain names, and other proprietary information under a combination of patent law, trade secrets, copyrights, and trademark law to the extent we determine they are appropriate and cost-effective. We regard the protection of our pending patents, trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Leafly” brand. We pursue the registration of our domain names and core trademarks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. Federal, state and/or local laws may limit or define the nature of permitted goods and services for which we can seek trademark registration. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.
Effective patent, trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult, and we are unable to determine the extent to which piracy of our software exists or will occur in the future. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to such intellectual property or narrow its scope such that it no longer provides meaningful protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our services and platform features and use information that we regard as proprietary to create services and platform features that compete with ours. Some of our terms of use provisions protecting against unauthorized use, copying, transfer and disclosure of our applications may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our brand, software, and proprietary technology or information may increase.
There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, our business, brands, operating results and financial condition may be harmed.
We may be unable to continue to use our existing domain names, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.
We have registered domain names for websites that we use in our business, such as Leafly.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered by third parties in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

Public Company and Financial Reporting Risks
We will incur increased costs and obligations as a result of being a public company.
As a publicly traded company, we are incurring and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
Furthermore, the need to establish the corporate infrastructure required of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.
If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, following consummation of the Business Combination, the report by management on internal control over financial reporting will be on Leafly’s financial reporting and internal controls (as accounting acquirer). Once we no longer qualify as an “emerging growth company,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Leafly has not historically had to comply with all of these rules, and to comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, Leafly may need to upgrade its legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.
If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to continue to utilize outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting now or in the future. We have not previously been required to conduct such an internal control evaluation and assessment. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
We are now subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Our projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, our actual revenues, market share, expenses and profitability may differ materially from our expectations.
We operate in a rapidly changing and competitive industry and our projections will be subject to the risks and assumptions made by management with respect to our industry and business. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, and our ability to attract and retain customers, deliver new products and services and expand market share. Additionally, our business may be affected by reductions in trading activity, loss of customers, lack of new products, competition, regulation and a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
Risks Relating to Ownership of our Common Stock
We qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, as of the closing of the Business Combination. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in Merida’s initial public offering. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock less attractive because we will rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of our Common Stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30th, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our stock price may be volatile and may decline regardless of our operating performance.
The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenue and results of operations;
•the financial projections we may provide to the public, any changes in these projections or its failure to meet these projections;
•failure of securities analysts to maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the cannabis industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•trading volume of our Common Stock;
•the inclusion, exclusion or removal of our Common Stock from any indices;
•changes in our board of directors or management;
•transactions in our Common Stock by directors, officers, affiliates and other major investors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;

•short sales, hedging and other derivative transactions involving our Common Stock;
•general economic conditions in the United States;
•pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including possible additional variants);
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section.
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on transactions such as the Business Combination in the last year, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our common stock.
An active trading market for our Common Stock may not be sustained.
Our Common Stock is listed on Nasdaq under the symbol “LFLY” and trades on that market and others. We cannot assure you that an active trading market for our Common Stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

We may be required to purchase up to 3,860,740 shares of common stock pursuant to forward share purchase agreements, thereby reducing cash available to us for other purposes.
Prior to the consummation of the Business Combination, we entered into forward share purchase agreements with certain investors, as discussed in greater detail in the notes to consolidated financial statements in this Annual Report on Form 10-K. These agreements provide that we may be obligated to purchase shares if these investors exercise an option to sell such shares to us. If the Investors exercise their respective options, we will have to expend funds to purchase those shares, which will reduce the cash available to us for other purposes. See Note 6 to our consolidated financial statements within this Annual Report on Form 10-K for more information.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.
Although the Sponsor, the Merida initial stockholders and the pre-Business Combination stockholders of Leafly remain subject to certain restrictions regarding the transfer of our Common Stock following the Business Combination, these shares may be sold after the expiration of their respective lock-ups. We intend to file one or more registration statements shortly after the closing of the Mergers to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or its market, or if they change their recommendations regarding our Common Stock adversely, the trading price or trading volume of our Common Stock could decline.
The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, its business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of the our Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence or maintain coverage of us, the trading price and volume for our Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Common Stock to decline.
Delaware law and provisions in our certificate of incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.
Our certificate of incorporation and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control of us or changes in our management that our stockholders may deem advantageous. These provisions include the following:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•director removal solely for cause;
•“blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•the right of our board of directors to issue our authorized but unissued common stock and preferred stock without stockholder approval;
•no ability of our stockholders to call special meetings of stockholders;
•no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•limitations on the liability of, and the provision of indemnification to, our director and officers;
•the right of the board of directors to make, alter, or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, we will continue to be subject to Section 203 of the DGCL. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Common Stock.
Any provision of our certificate of incorporation or Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Bylaws provide further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our outstanding convertible notes restrict our ability to pay dividends, and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.
We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.
Following the closing of the Business Combination, as of February 4, 2022, we had options outstanding to purchase up to an aggregate of 3,726,209 shares of our Common Stock, convertible notes outstanding which may convert into a maximum of 2,496,000 shares of our Common Stock, 1,625,194 shares of our Common Stock held by the holders of the Sponsor shares prior to Merida’s initial public offering that are subject to earnout conditions, and Warrants outstanding to purchase 10,451,087 shares of our Common Stock. We also have the ability to initially issue up to 4,502,495 shares of Common Stock under the 2021 Plan and 1,125,624 shares of Common Stock under the Employee Stock Purchase Plan, and to issue up to an aggregate of 6,000,000 shares of Common Stock to former Leafly shareholders per the Merger Agreement and to Participants under the Earnout Plan.
We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:
•Our existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
•the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•the market price of our shares of Common Stock may decline.

There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

The exercise price for the Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

Risks Relating to our Indebtedness

We may not have the ability to raise the funds necessary to repurchase the convertible notes upon a fundamental change or repay the convertible notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon redemption or repurchase of the convertible notes.

Holders of the convertible notes have the right under the terms of the convertible notes to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such convertible notes to be repurchased plus accrued and unpaid interest to, but not including, the repurchase date. Moreover, we will be required to repay the convertible notes in cash at their maturity, unless earlier converted, redeemed or repurchased.

We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such convertible notes surrendered or pay cash with respect to the accrued and unpaid interest on such convertible notes being converted.

In addition, our ability to repurchase, redeem or to pay the accrued and unpaid interest in cash upon conversion of convertible notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the convertible notes at a time when the repurchase is required by terms of the convertible notes or to pay the accrued and unpaid interest in cash upon conversion of such convertible notes as required by the terms of the convertible notes would constitute a default under such convertible notes. A default under the convertible notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness and repurchase the convertible notes or to pay accrued and unpaid interest in cash upon conversion of the convertible notes.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the convertible notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. We are subject to certain restrictions under the terms of the convertible notes, including limitations regarding incurring future indebtedness, subject to specific allowances in the convertible notes. However, we will not be restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the convertible notes that could have the effect of diminishing our ability to make payments on the convertible notes when due. Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt instruments and executing on our business plan.

As of December 31, 2021, on a pro forma basis to give effect to the Business Combination, including the conversion of existing convertible notes and the issuance of new convertible notes, our total long-term debt was approximately $28.6 million, representing the $30 million principal of new convertible notes net of associated debt issuance costs. Our indebtedness could have important consequences to our current and potential investors. These risks include:

•inability to satisfy our obligations with respect to our debt instruments;
•inability to make borrowings to fund future working capital, capital expenditures and strategic opportunities, including acquisitions, further organic development of our business and expansions into adjacent businesses, and other general corporate requirements;
•limits on our distributions to stockholders;
•limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;
•inability to generate sufficient funds to cover required interest payments;
•restrictions on our ability to refinance our indebtedness on commercially reasonable terms;
•limits on our flexibility in planning for, or reacting to, changes in our business and the cannabis industry; and
•inability to adjust to adverse economic conditions that could place us at a disadvantage to our competitors with less debt and who, therefore, may be able to take advantage of opportunities that our indebtedness prevents us from pursuing.

We are subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. In particular, if as a result of the COVID-19 pandemic our revenues, cash flows and/or EBITDA continue to decline or we incur additional indebtedness, we may be unable to make required payments on our debt or to satisfy the financial and other covenants contained in the convertible notes.

Restrictive debt covenants may limit our ability to pursue our growth strategy.

The convertible notes contain covenants restricting or limiting our ability to, among other things:
•incur additional indebtedness;
•pay dividends or make other restricted payments;
•make certain investments;
•create or permit liens;
•enter into mergers; and
•sell, transfer or exchange assets.

These restrictions may adversely affect our ability to pursue our growth strategy.
General Risks
Negative publicity could adversely affect our reputation and brand.
Negative publicity about our company, including our technology, sales practices, personnel or customer service, or the cannabis industry more generally, could diminish confidence in and the use of our services. Our reputation and brand, the traffic to our website and mobile application, and our business may suffer if consumer sentiment towards our platform and services, or the cannabis industry more generally, turns negative. In addition, our website and mobile application publish opinion pieces and serve as platforms for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed on our platform to us, which could harm our reputation.
Our business depends in part on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of users, suppliers and partners, or our ability to increase their level of engagement.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Leafly” brand is critical to expanding our base of users, suppliers and partners and increasing their engagement with our solutions, and will depend largely on our ability to maintain consumer trust in our service offerings and in the quality and integrity of the user content and other information found on our website and mobile application. Other factors affecting our brand recognition and reputation that we have the ability to influence include the following:
•the efficacy of our marketing efforts;
•our ability to maintain a high-quality, innovative, and error- and bug-free platform;
•our ability to maintain high satisfaction among suppliers and consumers;
•the quality and perceived value of our platform;
•successfully implementing and developing new features, including alternative revenue streams;
•our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;
•our ability to successfully differentiate our platform from competitors’ products;
•our compliance with laws and regulations, including those applicable to any political action committees that we support and to any lobbying activities we undertake;
•our ability to provide support to our customers and suppliers; and
•any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform.
In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:
•actions of competitors or other third parties;
•the quality and timeliness of our suppliers’ order processing businesses;
•consumers’ experiences with suppliers or products identified through our platform;
•positive or negative publicity, including with respect to events or activities attributed to us, our employees, partners or others associated with any of these parties;
•interruptions, delays or cyber-attacks on our platform; and
•litigation or regulatory developments.
Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.
We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees and contractors, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our leadership team, software engineers, legal, finance, marketing professionals, sales staff and contractors. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees and contractors. Qualified individuals are in high demand, in particular software engineers, and we may incur significant costs to attract them. Our industry may pose additional challenges to attracting qualified individuals. In addition, the loss of any of our senior management or key employees could adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees and contractors or retaining and motivating existing employees and contractors, our business could be harmed.
If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.
Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our website, or the loss or unauthorized disclosure of confidential information, our users or advertising partners may lose trust and confidence in us, and decrease the use of our platform or stop using our platform in its entirety. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, or otherwise address the incident or breach and its root cause. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users or deter current users from returning and increasing engagement and traffic, cause existing or potential suppliers and advertising partners to cancel their contracts or subject us to third party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.
The impact of worldwide economic conditions, including the resulting effect on advertising spending by businesses, may adversely affect our business, operating results and financial condition.
Our performance is subject to worldwide economic conditions and, particularly, their impact on levels of advertising spend by cannabis business, which are largely small and medium-sized businesses, and which may be disproportionately affected by economic downturns. In addition, our business may be directly affected by business cycles and other factors affecting the healthcare industry, due to the uses or potential uses of cannabis in the healthcare industry. To the extent that worldwide economic conditions (or other factors effecting the healthcare industry) materially deteriorate, our existing and potential advertising partners may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending, although this was generally not the case during the economic downturn in 2020-2021 related to the COVID-19 pandemic. However, we experienced lower payment collection rates during the same period. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising partners as a lower priority and could cause advertising partners to reduce the amounts they spend on advertising, terminate their use of our advertising solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile application. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our website or mobile application declines, businesses may be less likely to use our advertising solutions, which could have a material adverse effect on our financial condition and results of operations.
Our business is subject to the risks of earthquakes, fires, floods, droughts, climate change, crop failure due to weather or other factors, water shortages and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, droughts, climate change, water shortages, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate operations are located in the Seattle area, a region known for seismic activity. In addition, acts of terrorism or civil unrest could cause disruptions in our or our suppliers’ businesses or the economy as a whole. For more information see “— We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.”
Additionally, our brand and retailer clients rely on agricultural businesses to grow cannabis. As such, our suppliers’ businesses, and accordingly our business, are subject to the risks inherent in the agricultural business, including the risk of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Any interruption in the business of cannabis growers due to such risks may have a material adverse effect on our business.
Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters or anywhere else we operate, and the business or operations of our suppliers, consumers, partners or other third parties with whom we conduct business.
In connection with the COVID-19 pandemic, governments have implemented significant measures intended to control the spread of the virus, including closures, quarantines, travel restrictions and other social distancing directives, and fiscal stimulus and other legislation designed to deliver monetary aid and other relief. In response to the risks posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have taken active measures to promote health and safety, including requiring all of our employees to work remotely. These and other operational changes we have implemented or may implement in the future may negatively impact productivity and disrupt our business.
To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with suppliers and consumers. For instance, despite the overall increases in demand described below, some of our suppliers’ operations and supply chains were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our platform in those jurisdictions.
Beginning in the first quarter of fiscal 2020, we experienced a significant increase in demand from consumers using our online reservation system to submit orders for pick-up or delivery from licensed retailers on our platform, in conjunction with municipal, state and provincial lock-downs. Increased orders placed on our platform generally correlate with our ability to charge increased rates for subscriptions and advertising on our platform, which can lead to increased revenue from our suppliers. To the extent the circumstances that accelerated the initial growth of our business stemmed from the effects of the COVID-19 pandemic, this may not continue in the future, and the growth rates in revenue and increases in MAUs may decline in future periods. As the broader economy started to reopen and restrictions lifted, in 2021, we saw a decline in our traffic from peak activity on our platform in the second quarter of 2020 to levels closer to those prior to the pandemic. This may negatively impact our ability to increase revenue generation.
Shelter-in-place orders and similar regulations impact our suppliers’ ability to operate their businesses, consumers’ ability to pick up orders, and our supplier’s ability to make deliveries. Such events have in the past caused, and may in the future cause, a temporary closure of our suppliers’ businesses, either due to government mandate or voluntary preventative measures, and many of our suppliers may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if our suppliers are able to continue to operate their businesses, many may operate with limited hours and capacity and other limitations. Any limitations on or disruptions or closures of our suppliers’ businesses could adversely affect our business. Further, we may experience a decrease in new suppliers due to a lack of financial resources or a decline in new markets as businesses and financial markets deal with the impact of COVID-19. Further, these conditions may impact our ability to access financial markets to obtain the necessary funding to expand our business as currently contemplated, which may adversely affect our liquidity and working capital.
Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Our suppliers may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our platform would be adversely affected.
In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Families First Coronavirus Response Act (the “FFCRA”) were enacted to provide economic relief to businesses in response to the COVID-19 pandemic. Pursuant to the relief related to federal employment taxes provided in such legislation, we have elected to defer eligible payroll taxes, which will be due in two equal installments in 2021 and 2022.While we may be eligible to receive some economic relief pursuant to the CARES Act, FFCRA or other legislation related to the COVID-19 pandemic, cannabis businesses may not be eligible to take full advantage of the government-sponsored COVID-19 relief packages. As a result, we may not benefit from these relief efforts to the same extent other businesses do in different industries. These relief measures, including the CARES Act, may be beneficial to us in one or more reporting periods but may adversely affect us on a going-forward basis.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the COVID-19 pandemic, including the Delta variant, and potential governmental and other restrictions resulting therefrom, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Leafly’s corporate headquarters is in Seattle, Washington. Many of our employees are geographically dispersed, with our largest cluster of employees outside of Seattle based in Texas. As of December 31, 2021, we did not have an active, long-term lease in Seattle. Deferring on a long-term lease and moving to a fully remote workforce while the effects of COVID-19 have persisted, has allowed us to best serve the needs of our employees and reinvest those capital resources into our business. We may enter into a new lease for a Seattle-based corporate office space in 2022. We expect that space would accommodate a hybrid in-person and work-from-home team.
Item 3. LEGAL PROCEEDINGS
Florida Administrative Challenge

On October 25, 2021, the administrative law judge issued a final order that the Florida Department of Health’s policy of prohibiting online third party pre-reservation services was in fact an un-adopted rule. She ordered the Florida Department of Health to immediately discontinue reliance on the policy, and invited Leafly to seek up to $50,000 in attorney’s fees, which are automatically granted unless the Department demonstrates that its inaction was “substantially justified.” This result means that Leafly can resume offering online ordering services to dispensary customers in Florida without putting customers at risk of enforcement actions by the Department of Health. Leafly has recently been made aware that the Florida Department of Health filed an appeal with the First District Court of Appeal on November 17, 2021, which is still pending. The Department’s appeal does not have the effect of an automatic stay and does not do anything to disturb the decision we won from Judge Van Wyk. The Department is still prohibited from relying on the un-adopted policy of prohibiting pre-order services until they promulgate a formal rule, which they have not done to date.

We are involved in, and from time to time may become involved in, investigations, claims, lawsuits, audits or other proceedings arising in the ordinary course of our business. While we do not expect the outcome of these proceedings to have a material adverse effect on our financial condition or results of operations, such proceedings are inherently unpredictable and could result in sanctions, damages, fines and other penalties that could, individually, or in the aggregate, materially impact our financial condition or results of operations.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock and warrants are currently traded on the Nasdaq Capital Market under the symbols LFLY and LFLYW, respectively. From November 7, 2019 until the consummation of the Business Combination, our common stock and warrants traded on the Nasdaq Capital Market under the trading symbols “MCMJ” and “MCMJW,” respectively.
Holders
The aggregate number of stockholders of record as of March 21, 2022 was 442.
Dividend Policy
We have never paid any cash dividends on our Common Stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. Moreover, the terms of our outstanding convertible notes restrict our ability to pay dividends, and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions.

Item 6. RESERVED
Item 7. MERIDA'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references within this section, Item 7. Merida's Management's Discussion and Analysis of Financial Condition and Results of Operations, to “the Company,” “we,” “us” and “our” refer to Merida Merger Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We were a blank check company formed under the laws of the State of Delaware on June 20, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses.

On February 4, 2022, we completed our Business Combination with Leafly Holdings, Inc.

Results of Operations

Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, identifying a target company for a Business Combination and preparing to consummate the merger with Leafly Holdings, Inc. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $5,702,352, which consisted of operating costs of $2,699,363 and a change in fair value of warrant liability of $3,032,292, offset in part by interest earned on marketable securities held in the Trust Account of $29,303.

For the year ended December 31, 2020, we had net loss of $1,874,080, which consisted of operating costs of $661,218, provision for income taxes of $27,112, and change in fair value of warrant liability of $1,975,156, offset in part by interest earned on marketable securities held in the Trust Account of $787,350 and an unrealized gain on marketable securities held in our Trust Account of $2,056.

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

For the year ended December 31, 2021, cash used in operating activities was $1,333,782. Net loss of $5,702,352 was affected by the change in fair value of the warrant liability of $3,032,292, interest earned on marketable securities held in the Trust Account of $29,303 and change in deferred tax of $432. Changes in operating assets and liabilities used $1,366,013 of cash from operating activities.

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

As of December 31, 2021, we had cash held in the Trust Account of $90,849,312 (including approximately $156,702 earned through interest income). Funds obtained through interest income on the balance in the Trust Account may be used by us to pay taxes, and up to $250,000 per 12-month period can be withdrawn for working capital needs. During years ended December 31, 2021 and 2020, we withdrew $538,128 and $419,894, respectively, of the interest earned on the Trust Account to pay for our franchise and income taxes and for working capital needs.

Until the consummation of the Business Combination, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We completed our Business Combination on February 4, 2022, which was the Business Combination with Leafly Holdings Inc, and have raised sufficient capital for our operations. We raised sufficient proceeds in the Business Combination transaction, including funds from the Trust Account net of redemptions and $30 million of convertible notes issued upon closing of the Business Combination, to fund operations and transaction expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, lease obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, utilities and secretarial and administrative support to the Company, which was terminated on October 1, 2021.

We engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,550,543 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating a Business Combination. This amount was paid upon completion of the Business Combination in February 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liability

We account for the Private Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging,” under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants are valued using a binomial lattice model.

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2020, a material weakness was identified in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The weakness identified was a material weakness in internal controls related to the accounting for complex financial instruments. Leafly believes that this material weakness in internal control over financial reporting was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held Leafly (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held Leafly assumed such roles and responsibilities of the combined company.
We cannot assure you that the measures we have taken to date and may take in the future will be sufficient to prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. If we are unable to prevent or avoid future material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial results, lead to a default under our current or future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Leafly is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Leafly Holdings, Inc. (formerly known as Merida Merger Corp. I)

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leafly Holdings, Inc. (formerly known as Merida Merger Corp. I) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

/s/ Marcum LLP

New York, NY

March 31, 2022

PCAOB ID # 688

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$175,886	$171,540
Prepaid expenses and other current assets	182,010	99,735
Total Current Assets	357,896	271,275

Cash and marketable securities held in Trust Account	90,849,312	130,681,047
TOTAL ASSETS	$91,207,208	$130,952,322

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,602,001	$147,830
Income taxes payable	—	5,883
Advances from related party	16,458	16,458
Promissory note – related party	800,339	339
Total Current Liabilities	2,418,798	170,510

Derivative liability	2,174,989	—
Warrant liability	6,982,603	3,950,311
Deferred tax liability	—	432
TOTAL LIABILITIES	11,576,390	4,121,253

Commitments

Common stock subject to possible redemption (9,074,117 and 13,001,552 shares at redemption value as of December 31, 2021 and 2020, respectively)	90,830,542	130,544,959

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,370,388 and 3,370,388 shares issued and outstanding (excluding 9,074,117 and 13,001,552 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	337	337
Additional paid-in capital	—	—
Accumulated deficit	(11,200,061)	(3,714,227)
Total Stockholders’ Deficit	(11,199,724)	(3,713,890)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$91,207,208	$130,952,322
The accompanying notes are an integral part of the financial statements.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2021	December 31, 2020
Operating costs	$2,699,363	$661,218
Loss from operations	(2,699,363)	(661,218)

Other income (expense):
Interest earned on marketable securities held in Trust Account	29,303	787,350
Unrealized gain on marketable securities held in Trust Account	—	2,056
Change in fair value of warrant liability	(3,032,292)	(1,975,156)
Other expense, net	(3,002,989)	(1,185,750)

Loss before provision for income taxes	(5,702,352)	(1,846,968)
Provision for income taxes	—	(27,112)
Net loss	$(5,702,352)	$(1,874,080)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	12,695,279	13,001,552
Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.35)	$(0.11)

Basic and diluted weighted average shares outstanding, Common Stock	3,370,388	3,370,388
Basic and diluted net loss per share, Common Stock	$(0.35)	$(0.11)
The accompanying notes are an integral part of the financial statements.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance – December 31, 2019	3,370,388	$337	$—	$(1,492,550)	$(1,492,213)
Accretion of common stock to redemption amount	—	—	—	(347,597)	(347,597)
Net loss	—	—	—	(1,874,080)	(1,874,080)
Balance – December 31, 2020	3,370,388	$337	$—	$(3,714,227)	$(3,713,890)
Initial classification of forward purchase agreements	—	—	(2,174,989)	—	(2,174,989)
Accretion of common stock to redemption amount	—	—	2,174,989	(1,783,482)	391,507
Net loss	—	—	—	(5,702,352)	(5,702,352)
Balance – December 31, 2021	3,370,388	337	—	(11,200,061)	(11,199,724)
The accompanying notes are an integral part of the financial statements.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(5,702,352)	$(1,874,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	3,032,292	1,975,156
Interest earned on marketable securities held in Trust Account	(29,303)	(787,350)
Unrealized gain on marketable securities held in Trust Account	—	(2,056)
Deferred tax (benefit) provision	(432)	384
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82,275)	77,134
Accrued expenses	1,454,171	20,939
Income taxes payable	(5,883)	(21,051)
Net cash used in operating activities	(1,333,782)	(610,924)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account paid to redeeming stockholders	39,322,910	—
Cash withdrawn from Trust Account for franchise tax, income tax payments and working capital needs	538,128	419,894
Net cash provided by investing activities	39,861,038	419,894

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	800,000	—
Redemption of common stock	(39,322,910)	—
Net cash used in financing activities	(38,522,910)	—

Net Change in Cash	4,346	(191,030)
Cash – Beginning of period	171,540	362,570
Cash – End of period	$175,886	$171,540

Supplementary cash flow information:
Cash paid for income taxes	$26,642	$47,779

Non-cash investing and financing activities:
Accretion of common stock redemption amount	$(391,507)	$347,597
The accompanying notes are an integral part of the financial statements.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Merida Merger Corp. I (now known as Leafly Holdings, Inc.) (referred to within this section, Notes to Consolidated Financial Statements, as the “Company”) was incorporated in Delaware on June 20, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On February 4, 2022 (the “Closing Date”), the Company consummated the previously-announced Mergers (as defined below) and related transactions (collectively, the “Business Combination”) contemplated by the Agreement and Plan of Merger, dated as of August 9, 2021 and amended on September 8, 2021 and on January 11, 2022 (as amended, the “Merger Agreement”), by and among the Company (prior to the Closing Date, “Merida”), Merida Merger Sub, Inc., a Washington corporation (“First Merger Sub”), Merida Merger Sub II, LLC, a Washington limited liability company (“Second Merger Sub”), and the pre-Business Combination Leafly Holdings, Inc., a Washington corporation (“Legacy Leafly”).

Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger of First Merger Sub with and into Legacy Leafly (the “First Merger”), with Legacy Leafly surviving as the surviving company of the First Merger. Immediately following the First Merger, Legacy Leafly merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a limited liability company named Leafly, LLC.

On February 4, 2022, (a) each outstanding share of Legacy Leafly Common Stock, including Legacy Leafly Common Stock held by prior owners of Legacy Leafly Preferred Stock (other than shares owned by Legacy Leafly as treasury stock, dissenting shares and restricted shares) was cancelled and converted into the right to receive a pro rata portion of approximately 35,434,475 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (b) each option to purchase Legacy Leafly Common Stock that was outstanding and unexercised immediately prior to the First Merger was automatically converted to an option to acquire 3,726,209 shares of Common Stock at an adjusted exercise price per share, in each case, using an Exchange ratio of 0.3283 calculated pursuant to the terms of the Merger Agreement. Additionally, as a result of the Mergers, the Legacy Leafly shareholders described above and other individuals to whom restricted stock units may be granted pursuant to the Earn Out Plan (such shareholders and individuals, “Participants,” and such plan the “Earn Out Plan”) have been granted the contingent right to receive on a pro rata basis a portion of up to 6,000,000 restricted shares of Common Stock (“Earnout Shares”) that will vest if the Company achieves certain earnout thresholds prior to the third anniversary of the Closing Date.

In addition, pursuant to a Note Purchase Agreement by and among the Company and certain investors dated as of January 11, 2022 (the “2022 Note Purchase Agreement”), the Company issued, and certain investors purchased, $30 million aggregate principal amount of unsecured 8.00% Convertible Senior Notes due 2025 (the “New Notes”) concurrently with the closing of the Business Combination (the “Closing,” and such transaction, the “2022 Convertible Notes Investment”).

In connection with the Closing, the registrant changed its name from “Merida Merger Corp. I” to “Leafly Holdings, Inc.”

In connection with the Closing, 4,942,048 shares of Merida Common Stock were redeemed at a per share price of approximately $10.01.

Business Prior to the Business Combination

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Prior to the Business Combination, the Company had two wholly owned subsidiaries which were formed on August 6, 2021, First Merger Sub and Second Merger Sub.

All activity through December 31, 2021 relates to the Company’s formation, the IPO (“IPO”), which is described below, identification of a target company for a Business Combination and consummation of the acquisition of Legacy Leafly.

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

Following the closing of the IPO on November 7, 2019, an amount of $120,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders.

On November 12, 2019, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 13, 2019. As such, on November 13, 2019 the Company consummated the sale of an additional 1,001,552 Units, at $10.00 per Unit, and the sale of an additional 200,311 Private Warrants (see Note 3), at $1.00 per Private Warrant, generating total gross proceeds of $10,215,831. A total of $10,015,520 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $130,015,520.

Transaction costs amounted to $3,412,939 consisting of $2,600,311 of underwriting fees and $812,628 of other offering costs.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had $175,886 in its operating bank accounts, $90,849,312 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,042,132 (excluding $18,770 of Delaware Franchise Taxes owed, which are paid from the Trust).

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination. The Company completed its Business Combination on February 4, 2022, with Legacy Leafly, and has raised sufficient capital for its operations.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these consolidated financial statements are the determination of the fair values of the warrant and forward purchase agreement liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in cash. At December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the years ended December 31, 2021 and 2020, the Company withdrew $538,128 and $419,894, respectively, of the interest earned on the Trust Account to pay for its franchise and income taxes and for working capital needs.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity and measured at redemption value. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are charged against additional paid in capital and accumulated deficit.

At December 31, 2021, the Common Stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$130,015,520
Less: common stock issuance costs	(3,392,993)
Plus: accretion of carrying value to redemption value	3,574,835
Common stock subject to possible redemption, December 31, 2019	130,197,362
Plus: accretion of carrying value to redemption value	347,597
Common stock subject to possible redemption, December 31, 2020	130,544,959
Less:
Initial classification of forward purchase agreements	(2,174,989)
Redemptions of common stock	(39,322,910)
Plus:
Accretion of carrying value to redemption value	1,783,482
Common stock subject to possible redemption, December 31, 2021	$90,830,542

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40, “Equity Classification,” under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized within other expense in the consolidated statements of operations. The Private Warrants are valued using a binomial lattice model. Public Warrants are treated as equity and therefore require no fair value adjustment.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,451,087 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented. The net loss is allocated pro rata to redeemable and non-redeemable shares.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2021	2020
Allocation of net loss, common stock subject to possible redemption	$(4,506,066)	$(1,488,275)
Weighted average shares outstanding, common stock subject to possible redemption	12,695,279	13,001,552
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.35)	$(0.11)

Allocation of net loss, common stock	$(1,196,286)	$(385,805)
Weighted average shares outstanding, common stock	3,370,388	3,370,388
Basic and diluted net loss per share, common stock	$(0.35)	$(0.11)

Concentration of Credit Risk

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Private Warrants (see Note 8) and forward purchase share agreements (see Note 6), which are carried at fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a business combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a business combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a business combination, or earlier, in either case, if, subsequent to a business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Effective upon completion of the Business Combination in February 2022, the Founder Shares restrictions were modified.

Administrative Support Agreement

The Company entered into an agreement on November 4, 2019, as amended on November 26, 2019, whereby, commencing on November 4, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay Merida Manager III LLC a total of $5,000 per month for office space, utilities and secretarial and administrative support. In October 2021, the Company ended the $5,000 administrative agreement and as a condition of closing for the Business Combination forfeited accrued administration fees as of September 30, 2021 in the amount of $55,000. As the result of ending the administrative fee for the Company, the outstanding balance for the year ended December 31, 2021 and 2020 was $0 and $50,000, respectively.

Advances — Related Party

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced the Company an additional $41,458 to cover the purchase of the additional Private Warrants. At December 31, 2021 and 2020, advances of $16,458 were outstanding and due on demand. The outstanding balance of $16,458 was repaid at the closing of the Business Combination using funds from the Trust Account.

Promissory Note — Related Party

On August 6, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $100,569 under the Sponsor Promissory Note. The Sponsor Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2020, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. At December 31, 2021 and 2020, there was $339 outstanding under the Sponsor Promissory Note, which was due on demand as of December 31, 2021. The outstanding balance of $339 was repaid at the closing of the Business Combination using funds from the Trust Account.

On June 25, 2021, the Company issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a Business Combination. As of December 31, 2021, there was $400,000 outstanding under the Promissory Note. The outstanding balance of $400,000 was repaid at the closing of the Business Combination using funds from the Trust Account.

On October 13, 2021, the Company issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Second Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a Business Combination. As of December 31, 2021, there was $400,000 outstanding under the Promissory Note. The outstanding balance of $400,000 was repaid at the closing of the Business Combination using funds from the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or be converted into warrants at the approval of the stockholders of the Company or target business. The outstanding balance of these loans was repaid at the closing of the Business Combination using funds from the Trust Account.
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

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

In connection with the Business Combination, on the Closing Date, that certain Registration Rights Agreement, dated November 4, 2019, was amended and restated and the Company, Merida Holdings, LLC and certain securityholders of Legacy Leafly entered into the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, affiliates of EarlyBirdCapital, Merida Holdings, LLC, the holders of the Founder Shares and other investors party thereto, have agreed to be subject to a 180-day lockup in respect of their Founder Shares. In addition to the lockup set forth in the Amended and Restated Registration Rights Agreement, Lockup Shares held by Lockup Holders are subject to transfer restrictions.

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

Forward Share Purchase Agreements

On December 22, 2021, the Company entered into a Forward Share Purchase Agreement with Tenor Opportunity Master Fund Ltd. (“Tenor Investor”). Tenor Investor may elect to sell and transfer to the Company, and the Company shall purchase from Tenor Investor, the number of Shares (including any Additional Shares (as defined in the Forward Share Purchase Agreement)) that are then held by Tenor Investor, but not to exceed 1,200,000 Shares (including any Additional Shares) in the aggregate unless otherwise agreed in writing by all Parties, at a price per Share equal to $10.16 per Share.

On December 22, 2021, the Company entered into a Forward Share Purchase Agreement with Meteora Capital Partners, LP (“Meteora Investor”). Meteora Investor may elect to sell and transfer to the Company, and the Company shall purchase from Meteora Investor, the number of Shares (including any Additional Shares (as defined in the Forward Share Purchase Agreement)) that are then held by Meteora Investor, but not to exceed 1,400,000 Shares (including any Additional Shares) in the aggregate unless otherwise agreed in writing by all Parties, at a price per Share equal to $10.01 per Share.

On December 22, 2021, the Company entered into a Forward Share Purchase Agreement with Castle Creek Arbitrage, LLC (“Castle Investor”). Castle Investor may elect to sell and transfer to the Company, and the Company shall purchase from Castle Investor, all or any portion of the number of Shares (including any Additional Shares (as defined in the Forward Share Purchase Agreement)) that are then held by the Investor, but not to exceed 600,000 Shares (including any Additional Shares) in the aggregate unless otherwise agreed in writing by all Parties, at a price per Share equal to $10.16 per Share (the “Shares Purchase Price”).

Share Transfer Agreement

On December 22, 2021 the Company entered into a Share Transfer Agreement with Meteora Special Opportunity Fund I, FP and Meteora Capital Partners, LP as described above under Forward Share Purchase Agreements. The Holders hold 1,495,140 shares issued in SPAC’s initial public offering (“Public Shares”) and have agreed not to seek redemption of up to 1,400,000 ordinary such shares at the Business Combination Meeting. In consideration of these agreements, the Sponsor will, immediately after the closing of the Business Combination, transfer to the Holder 1,000 of its Founder Shares for every 45,450 Public Shares not redeemed by the Meteora Investor at the Business Combination Meeting.
NOTE 7 — STOCKHOLDERS’ EQUITY

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 3,370,388 shares of common stock issued and outstanding, excluding 9,074,117 and 13,001,552 shares of common stock subject to possible redemption, respectively.

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
NOTE 8 — WARRANTS

Public Warrants

As of December 31, 2021 and 2020, there were 6,500,776 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption;

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
•if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to the warrant holders; and
•If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants

As of December 31, 2021 and 2020, there were 3,950,311 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 9 — INCOME TAXES
The Company’s net deferred tax liability are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Deferred tax liability
Unrealized gain on marketable securities	$—	(432)
Net operating loss carryforward	199,880
Total deferred tax asset (liability)	199,880	(432)
Valuation allowance	(199,880)	—
Deferred tax liability	$—	$(432)
The income tax provision consists of the following:

	Year Ended
	December 31, 2021	December 31, 2020
Federal
Current	$—	$26,728
Deferred	(199,880)	384
Change in valuation allowance	199,880	—
Income tax provision	$—	$27,112

As of December 31, 2021 and 2020, the Company has $951,808 and $0, respectively, of U.S. federal net operating loss carryovers available and can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $199,880. The Company files income tax returns in the U.S. federal jurisdiction and New York which remain open and subject to examination.
A reconciliation of the federal income tax rate to the Company’s effective tax rate are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	(11.2)%	(22.5)%
Business combination expenses	(6.3)%	0.0%
Valuation allowance	(3.5)%	0.0%
Income tax provision	—%	(1.5)%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$90,849,312	$130,681,047

Liabilities:
Warrant liability – Private Warrants	3	6,982,603	3,950,311
Forward share purchase agreements	3	2,174,989	—

Warrant Liability

As of December 31, 2021 and 2020, the Company had 3,950,311 Private Warrants outstanding.

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the valuation dates was implied from the Company’s own Public Warrant pricing. At December 31, 2021, the Private Warrants were valued at $1.77 per warrant.

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.99	$10.20
Volatility	24.9%	17.2%
Term	5.00	5.00
Risk-free rate	1.19%	0.29%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2020	$3,950,311
Change in fair value	3,032,292
Fair value as of December 31, 2021	$6,982,603

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

Forward Share Purchase Agreements Liability

The liability for the Forward Share Purchase Agreements ("FPAs") were valued using a Black-Scholes Option Pricing formula, which is considered to be a Level 3 fair value measurement. The fair value of the options are based on the current stock price and a weighted average of historical volatilities from other Special Purpose Acquisition Companies in the same sector as the Company. The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Fair value as of December 22, 2021	$2,174,989
Change in fair value	0
Fair value as of December 31, 2021	$2,174,989

Change in fair value of the FPAs was considered to be immaterial from December 22, 2021 (initial measurement) to December 31, 2021.

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

December 31, 2021
Exercise price	$10.01 and $10.16
Stock price	$9.99
Volatility	24.9%
Term	0.25

LEAFLY HOLDINGS, INC.
(F/K/A MERIDA MERGER CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Risk-free rate	0.06%
Dividend yield	0.0%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and elsewhere in these consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 10, 2022 the Company entered into a Forward Share Purchase Agreement with Linden Advisors. Investors may elect to sell and transfer to the Company, and the Company shall purchase from the investors, the number of Shares that are then held by the investors, but not to exceed 800,000 shares at a price per share equal to $10.16.
On January 11, 2022, the Company entered into a $30 million convertible note purchase agreement with certain investors in accordance with the 2022 Note Purchase Agreement ("2022 Notes"). The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025. The 2022 Notes are unsecured convertible senior notes due 2025. They are convertible at the option of the holders at any time before maturity at an initial conversion share price of $12.50. In addition, the Company may, at its election, force the conversion of the 2022 Notes on or after January 31, 2024, if the volume-weighted average trading price of the Company’s common stock exceeds $18.00 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days. The Company also has the option, on or after January 31, 2023 and prior to the 40th trading day immediately before the maturity date and subject to the holders’ ability to optionally convert, to redeem all or a portion of the 2022 Notes at a cash redemption price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. The holders of the 2022 Notes have the right to cause the Company to repurchase for cash all or a portion of the 2022 Notes held by such holder upon the occurrence of a “fundamental change” (as defined) or in connection with certain asset sales, in each case at a price equal to 100% of par plus accrued and unpaid interest, if any.

On February 4, 2022, the Company completed its Business Combination with Leafly Holdings, Inc.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Merida's disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Merida's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in Merida's internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Annual Report were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects Merida's financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, prior to the closing of the Business Combination, Merida planned to continue to enhance its system of evaluating and implementing the accounting standards that apply to its financial statements, including through enhanced analyses by its personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

As discussed elsewhere in this Annual Report, we completed the Business Combination on February 4, 2022. Prior to the Business Combination, Merida was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Merida's operations prior to the Business Combination are insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of Merida's internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Leafly believes that the above identified material weakness in the internal control over financial reporting was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held Leafly (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held Leafly assumed such roles and responsibilities of the combined company.

Item 9B. OTHER INFORMATION
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item of Form 10-K will be included in our 2022 definitive proxy statement (the "Proxy Statement") or, if not filed within 120 days of December 31, 2021, to an amended report on Form 10-K/A filed in the same time period and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the Proxy Statement or a Form 10-K/A and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in the Proxy Statement or a Form 10-K/A and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in the Proxy Statement or a Form 10-K/A and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in the Proxy Statement or a Form 10-K/A and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)    The following documents are filed as part of this report:
1.Financial Statements (See Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report);
2.The exhibits listed in the “Exhibit Index” attached to this Annual Report.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2		First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3		Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1	*	Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022

3.2		Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1		Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2		Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3		Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4		Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5		Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.6	*	Description of Leafly's securities

10.1		Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

10.2		Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	2/4/22	10.3	2/10/22

10.4	+	Leafly Holdings, Inc. Earn Out Plan	8-K	2/4/22	10.4	2/10/22

10.5	*, +	The Leafly Holdings, Inc. 2021 Equity Incentive Plan

10.6	*, +	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan

10.7		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.8	+	Offer Letter from Leafly Holdings, Inc. to Kimberly Boler, dated August 31, 2021.	8-K	2/4/22	10.8	2/10/22

10.9	+	Offer Letter from Leafly Holdings, Inc. to Dave Cotter, dated October 27, 2021.	S-4	12/9/21	10.14	12/9/21

10.10	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.11	+	Offer Letter from Leafly Holdings, Inc. to Sam Martin, dated November 4, 2021.	S-4	12/9/21	10.16	12/9/21

10.12	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.13	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.14		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.15		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.4	12/9/21

10.16		Sponsor Agreement, dated as of August 9, 2021, by and among Merida Holdings, LLC, Merida Merger Corp. I, and Leafly Holdings, Inc.	S-4	12/9/21	10.11	12/9/21

10.17		Financing Commitment Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Holdings, LLC, and Leafly Holdings, Inc.	S-4	12/9/21	10.13	12/9/21

10.18	*	Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Tenor Opportunity Master Fund, Ltd.

10.19	*	Forward Share Purchase Agreement entered into as of December 22, 2021, by and among (i) Merida Merger Corp., (ii) Meteora Special Opportunity Fund I, LP, and (iii) Meteora Capital Partners, LP

10.20	*	Forward Share Purchase Agreement entered into as of January 10th, 2022, by and among Merida Merger Corp. I and Linden Advisors LP

10.21	*	Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Castle Creek Arbitrage,LLC

10.22	*, +	The Leafly Holdings, Inc. 2018 Equity Incentive Plan

10.23	*, +	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan

21.1		Subsidiaries of the Registrant	8-K	2/4/22	21.1	2/10/22

23	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-4 of its report contained in this Annual Report.

31.1	*
Certification of Chief Executive Officer of Leafly pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Chief Financial Officer of Leafly pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer of Leafly pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith
+	Management contract or compensation plan or arrangement.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 31, 2022	By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer, Director

Principal Financial Officer

Date:	March 31, 2022	By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer

Date:	March 31, 2022	Directors

		By:	/s/ Michael Blue
Michael Blue

		By:	/s/ Yoko Miyashita
Yoko Miyashita

		By:	/s/ Alan Pickerill
Alan Pickerill

		By:	/s/ Cassandra Chandler
Cassandra Chandler

		By:	/s/ Blaise Judja-Sato
Blaise Judja-Sato

		By:	/s/ Peter Lee
Peter Lee