Form 10-K/A
period 2021-12-31
Leafly Holdings, Inc. /DE
filed 2022-05-02
CIK 1785592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
(Amendment No. 1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $129.4 million.
The registrant had 42,961,994 shares of Common Stock ($0.0001 par value) outstanding as of April 20, 2022.

Auditor Name: Marcum LLP	Auditor Location: San Jose, California	PCAOB ID Number: 688

Explanatory Note

Form 10-K(A)
On March 31, 2022, Leafly Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III in this Form 10-K/A filing. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, Item 15(a)(3) of Part IV is amended to include hyperlinks to certain exhibits incorporated by reference into the Form 10-K that were inadvertently omitted.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC. Capitalized terms used herein, when not defined, shall have the meaning ascribed in the Company’s Form 10-K.
Unless the context otherwise requires, references to “Leafly,” “the Company,” “we,” “us” and “our” in this report refer to Leafly Holdings, Inc. prior to the closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, and “Merida” refers to the business of Merida Merger Corp. I and related entities prior to the Business Combination.

Forward-Looking Statements
This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:
•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment No. 1 to our 10-K/A. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Amendment No. 1 to our 10-K/A or to reflect the occurrence of unanticipated events.
There may be events in the future that the Company is not able to predict accurately or over which it has no control. The cautionary language discussed in this report provides risks, uncertainties and events that may cause actual results to differ materially from the expectations described in such forward-looking statements.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers

Below is a list of our board of directors (the “Board”) and our executive officers as of the date of this filing, their respective ages, and a brief account of the business experience of each of them.

Name	Age	Position
Directors and Executive Officers
Yoko Miyashita	47	Chief Executive Officer and Director
Executive Officers
Suresh Krishnaswamy	53	Chief Financial Officer
David Cotter	52	Chief Product Officer
Sam Martin	38	Chief Operating Officer
Kimberly Boler	54	General Counsel
Non-Employee Directors
Michael Blue	43	Director and Chairman
Peter Lee	45	Director
Cassandra Chandler	64	Director
Blaise Judja-Sato	57	Director
Alan Pickerill	55	Director

Executive Officers

Yoko Miyashita. Ms. Miyashita serves as the Chief Executive Officer of the Company, and as a member of the Board. Ms. Miyashita was appointed as the Chief Executive Officer of Leafly in August 2020 after serving as Leafly’s General Counsel since May 2019. Previously, Ms. Miyashita served in several roles, including as SVP and General Counsel, at Getty Images from July 2005 to April 2019. Prior to joining Getty Images, she practiced law with Perkins Coie LLP from November 2001 to June 2005 in Seattle, Washington. Ms. Miyashita has spent her career serving mission-driven companies navigating complex global legal and regulatory environments in order to bring meaningful and compelling products to market. She holds a J.D. from the University of Washington School of Law and a B.A. from the University of California, Berkeley. We believe Ms. Miyashita’s long term vision for the Company and operational and historical expertise gained from serving as Leafly’s Chief Executive Officer qualifies her to serve as a director of the Board.

Suresh Krishnaswamy. Mr. Krishnaswamy serves as the Company’s Chief Financial Officer. Mr. Krishnaswamy was appointed as the Company’s Chief Financial Officer since September 2021. Prior to joining Leafly, Mr. Krishnaswamy served as Principal for NextLevel Business Consulting from November 2019 to August 2021, where he developed vision and strategy for large companies in financial services and technology. Prior to joining NextLevel, he served as CFO of Drift from June 2018 to October 2019, as a treasury and pricing strategy consultant for Remitly from April 2017 to November 2017, and as a principal at DataSense Analytics from June 2015 to April 2017. Mr. Krishnaswamy brings more than 25 years of experience in finance and technology, having served in leadership roles at global companies and marketplace startups. He has worked with major investment banks, including Credit Suisse, Bank of America (Fleet Boston Financial), Credit Agricole, and Barclays. Mr. Krishnaswamy holds a BS in Computer Science from the University of Pennsylvania and a MS in Computer Science from the University of Texas.

Dave Cotter. Mr. Cotter serves as the Chief Product Officer of the Company. Mr. Cotter was appointed as Leafly’s Chief Product Officer in August 2019 and leads product development and engineering for Leafly’s array of consumer and business products. Prior to joining Leafly, Mr. Cotter served as VP of Digital Products at Nordstrom from March 2018 to August 2019 after selling his text-based ecommerce startup MessageYes that he cofounded in March 2015 to Nordstrom in March 2018. Mr. Cotter was also a General Manager in Amazon Web Services from 2007 to 2011 and was General Manager of Amazon Associates, Amazon’s multibillion-dollar affiliate program. Prior to Amazon, Mr. Cotter co-founded Adxpose in 2004 and served as its chairman and chief executive officer until 2006. Mr. Cotter has held product leadership roles at some of the most well-known technology companies, including Zulily, BEA, and Real Networks and was an Entrepreneur-in-Residence at Ignition Partners Venture Capital. In addition, he is the current Chairman of the Washington Technology Industry Association, and has been a board member since March 2016. Mr. Cotter has a B.A. in Economics from Oregon State University.

Samuel Martin. Mr. Martin serves as the Chief Operating Officer of the Company. Mr. Martin was appointed as the Chief Operating Officer of Leafly in August 2021, overseeing Leafly’s business operations. Mr. Martin joined Leafly in September 2015 as Managing Editor, building Leafly’s award-winning in-house content program and establishing Leafly’s position as the leading consumer-facing editorial brand in cannabis. He later served as VP of Strategy and Business Development until September 2018, following which he served as Interim CEO until March 2019, Chief Strategy Officer until March 2020, and Chief Revenue Officer until July 2021. Prior to joining Leafly, Mr. Martin was a Senior Content Strategist and Executive Editor at Time Inc.’s custom content division from May 2011 to August 2015, heading up flagship partnerships with Ford Motor Company and AT&T. Mr. Martin was previously a Lecturer of Creative Writing and Publishing Studies at Queensland University of Technology and holds an M.A. and B.A. from the same institution.

Kimberly Boler. Ms. Boler serves as the Company’s General Counsel. Ms. Boler was appointed as the General Counsel of Leafly in September 2021, leading the company’s regulatory, legal and compliance functions as well as public policy and government relations. Before joining Leafly she most recently served as Vice President of Corporate Law at Patriarch Partners, LLC from September 2020 to September 2021. Prior to this, Ms. Boler was a partner at The Crone Law Group P.C. from January 2019 to March 2020, of counsel at Sicheniza Ross Ference LLP from May 2018 to December 2018, and a consultant attorney for MLA Global Consulting from August 2017 to May 2018. Ms. Boler also served as Vice President, General Counsel and Secretary at Aria Energy LLC from April 2015 to April 2017 and as an Assistant General Counsel and Vice President at American International Group, Inc. (AIG) from August 2009 to April 2015. She brings more than 20 years of experience advising public and private consumer-facing companies in highly regulated industries, including AIG and Aria Energy. Ms. Boler received her J.D., with honors, from Columbia Law School and a B.A. in Psychology from Harvard College.

Non-Employee Directors

Michael Blue. Mr. Blue was appointed to the board on February 4, 2022. Mr. Blue serves as a member and the Chairman of the Board. Mr. Blue co-founded Privateer Holdings, a cannabis-focused private equity firm that founded a number of businesses (including Tilray, Inc. (Nasdaq: TLRY), Left Coast Ventures Inc. (NEO:GRAM.U), and Docklight Brands, Inc.) and acquired Leafly in 2011, which it owned until 2019, when it effected a capital restructuring and distributed its ownership in Leafly to Privateer Holdings’ shareholders. Mr. Blue served as Privateer Holdings’ CFO from 2011 until 2018, and as its Managing Partner from 2018 until its merger with Tilray, Inc. in 2019. He also served as the Treasurer at Leafly between 2011 and 2019, and as a director of Leafly since 2011. Mr. Blue also currently serves as Managing Partner at Ten Eleven Management LLC (dba Privateer Management), which provides consulting and management services to several cannabis businesses, including Leafly, from February 2019 through March 2021. Prior to co-founding Privateer Holdings, Mr. Blue served in several senior roles in private equity, including as Principal at Herrington, Inc. from July 2007 to October 2011 and as Vice

President of de Vissher & Company from July 2005 to July 2007. Mr. Blue received his MBA from Yale School of Management in 2005. We believe Mr. Blue’s experience with Leafly and in private equity, investment banking, consulting, business development and operations and in the cannabis industry make him well qualified to serve as a member and Chairman of the Board.

Peter Lee. Mr. Lee serves as a member of the Board and was appointed on February 4, 2022. Mr. Lee served as Merida’s President since August 2019 and Merida’s Chief Financial Officer, Secretary and a member of Merida’s board of directors since September 2019. Mr. Lee has spent more than 20 years as an investment professional in both public markets and private equity. Since April 2018, Mr. Lee has been an independent investor and consultant for hedge funds. From 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a long/short equity oriented hedge fund. Prior to this, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund. From 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group. From 2005 to 2007, he was an analyst at Tiger Management evaluating public investments. Mr. Lee joined Tiger Management out of business school. Earlier, Mr. Lee focused on growth private equity investing in financial services and financial technology companies as a senior associate at J.H Whitney & Company from 2000 to 2002 and an associate at Capital Z Partners from 1999 to 2000. Mr. Lee began his career in 1997 as an analyst at Morgan Stanley Capital Partners, the private equity investment fund of Morgan Stanley. Mr. Lee received a B.S. in Business Administration from the University of California at Berkeley Haas School of Business and an MBA from Stanford Graduate School of Business. We believe Mr. Lee is well-qualified to serve as a member of the Board due to his business experience, including his consulting experience and business contacts and relationships.

Cassandra “Cassi” Chandler. Ms. Chandler serves as a member of the Board and was appointed on February 4, 2022. Ms. Chandler is President & CEO of Vigeo Alliance, which partners with businesses to grow emerging leaders, retain diverse talent and build an inclusive culture that thrives. Ms. Chandler also has served as an independent federal monitor with the New York Police Department since January 2017 and as an Adjunct Professor for Intelligence and Terrorism courses at Pace University’s Masters in Public Safety and Homeland Security Graduate Program since January 2019. Previously, Ms. Chandler was Senior Vice President for Business Operations at Bank of America from February 2015 to December 2017, where she was responsible for building an integrated framework to identify, evaluate and assess emerging regulatory risks and the operational effectiveness of enterprise coverage areas. She also served on its Global Diversity and Inclusion Advisory Board. Before joining the bank, Ms. Chandler spent nearly 24 years with the Federal Bureau of Investigation (“FBI”), where she directed white collar crimes, financial crimes, terrorism, cybercrimes investigations and foreign intelligence activities. She led the FBI’s training division, redesigned the FBI’s health care fraud and its criminal and domestic terrorism intelligence programs, and was appointed to the U.S. Senior Executive Service as the agency’s first Black female Special Agent Assistant Director and the FBI’s first female National Spokesperson and director of Public Affairs. Ms. Chandler has received awards such as the Senior Executive Service Presidential Rank Award of Meritorious Executive under President George W. Bush, the National Center for Women & Policing’s “Breaking the Glass Ceiling” award and the Norfolk NAACP Trailblazer Award. She served on the U.S. Marine Corps Red Team, which monitored the Corps’ assessment of expanding infantry officer roles to women and has served on many charitable and diversity boards. Ms. Chandler received her B.A. from Louisiana State University and her J.D. from Loyola University School of Law. We believe Ms. Chandler’s law enforcement, business and inclusivity experience makes her well qualified to serve as a member of our Board.

Blaise Judja-Sato. Mr. Judja-Sato serves as a member of the Board and was appointed on February 4, 2022. Mr. Judja-Sato is passionate about using technology to address global challenges in creating opportunities. His professional global experience ranges from startups to large multinationals; from governments to non-governmental organizations; and from the United Nations to social ventures and philanthropic institutions. Mr. Judja-Sato has been serving on the Supervisory Board of Jumia Technology

AG (NYSE: JMIA) since 2019 and is a member of the Risk and Audit, Nomination and Governance, and Compensation committees. He also has been serving on the global board of Grassroot Soccer, a global health non-profit, since July 2021. He is the founder of VillageReach, a nonprofit helping governments solve healthcare delivery challenges in low-resource communities; and the founder of the Resilience Trust, an organization dedicated to reimagining cardiovascular care in resource-challenged settings with a focus on Africa. He has previously held numerous senior leadership positions with global responsibilities, including Executive Director of the International Telecommunication Union; founder and President of the Nelson Mandela Foundation USA; co-head of global development initiatives at Google; director of international business development at Teledesic; regional managing director at AT&T; and senior consultant at Accenture. Mr. Judja-Sato earned an MBA from The Wharton School at the University of Pennsylvania, an M.S. in engineering from Telecom ParisTech, and a Master’s degree in mathematics from the University of Montpellier. We believe Mr. Judja-Sato’s business and financial expertise and experience make him well-qualified to serve as a member of our Board.
Alan Pickerill. Mr. Pickerill serves as a member of the Board and was appointed on February 4, 2022. Mr. Pickerill has served in a variety of finance and accounting roles over a 30+ year career, mainly for publicly traded technology companies. He is currently a board member and audit committee chair for Porch Group (Nasdaq: PRCH), a board member of Manson Construction and sits on the board of the YMCA of Greater Seattle. He is also an adjunct faculty member for the University of Washington Foster School EMBA program. Mr. Pickerill served as Expedia Group’s Executive Vice President, Chief Financial Officer and Treasurer from September 2017 to December 2019 and had been with the Company since 2008. Mr. Pickerill oversaw Expedia Group’s accounting, financial reporting and analysis, investor relations, treasury, internal audit, tax and global real estate teams. Previously, he served as Expedia Group’s Senior Vice President of Investor Relations and Treasurer. Mr. Pickerill began his career as an accountant for seven years at Deloitte and Touche before working at a variety of publicly traded technology and internet companies, including serving as Chief Financial Officer of INTERLINQ Software Corporation, as well as roles at Microsoft and Getty Images. Mr. Pickerill was licensed as a certified public accountant in Washington in 1991. Mr. Pickerill received a B.A. in Business and Accounting from the University of Washington’s Michael G. Foster School of Business. We believe Mr. Pickerill’s business and financial expertise and experience make him well-qualified to serve as a member of our Board.
Board Structure
In accordance with the bylaws of the Company, the Board is divided into three classes, each comprising as nearly as possible one-third of the directors and serving three-year terms with only one class of directors being elected in each year. Mr. Pickerill and Ms. Miyashita were assigned to Class I, Mr. Lee and Mr. Judja-Sato were assigned to Class II, and Mr. Blue and Ms. Chandler were assigned to Class III.

Director Independence
The rules of Nasdaq require that a majority of the Company’s board of directors be independent. An “independent director” is generally defined under applicable Nasdaq and rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Each of the directors other than Yoko Miyashita and Michael Blue qualifies as an independent director, as defined under the listing rules of Nasdaq, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of Nasdaq. In addition, members of the Company’s compensation committee and nominating and corporate governance committee must satisfy the independence criteria set forth under the listing standards of Nasdaq.
The Board has determined that each of Mr. Lee, Ms. Chandler, Mr. Judja-Sato and Mr. Pickerill is an “independent director” under applicable SEC and Nasdaq rules for purposes of serving on the Board and each committee on which they serve, as applicable.

Corporate Governance

We structured our corporate governance in a manner we believe will closely align our interests with those of our stockholders. Notable features of this corporate governance include:
•our audit and compensation committees are comprised entirely of independent directors, and our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
•a copy of our corporate governance guidelines is available on our website located at https://investor.leafly.com;
•each of the members of our audit committee qualified as an “audit committee financial expert” as defined by the SEC; and
• we have implemented a range of other corporate governance best practices.

The board of directors of the Company adopted corporate governance guidelines, which serves as a flexible framework within which our board of directors and its committees operate.

Board Committees

The Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings and/or written consents of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:
•the appointment, evaluation, compensation, retention and replacement of the Company’s independent auditors;
•assessing the independence, qualifications and performance of the Company’s independent auditors;
•overseeing of the work of the independent auditors and establishing an understanding of the terms of the audit engagement and the overall audit strategy;
•reviewing and discussing with management and the independent auditors the Company’s critical accounting policies and practices, financial reporting processes and financial statements and other financial information and reports that may be included in the Company’s regulatory filings;
•preparing the report that the SEC requires in the Company’s annual proxy statement;
•reviewing the status of litigation matters, claims, assessments, commitments and contingent liabilities and their potential impact on the Company’s financial statements;
•providing oversight of the design and maintenance of the Company’s internal control over financial reporting and disclosure controls and procedures;

•reviewing and discussing with management and the independent auditors certain certifications and related disclosures made in the Company’s periodic reports about disclosure controls and procedures, internal control over financial reporting, and fraud;
•reviewing and assessing the annual internal audit plan;
•establishing clear hiring policies with respect to employees or former employees of the Company’s independent auditors;
•reviewing any significant risks or exposures and the Company’s policies and processes with respect to risk assessment and risk management;
•reviewing and assessing legal and regulatory matters; including reviewing and monitoring compliance with the Company’s code of business conduct and ethics;
•establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;
•reviewing and approving or ratifying any related person transactions and other significant conflicts of interest, in each case in accordance with applicable Company policies, applicable law and exchange listing requirements; and
•reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.
The Board appointed Cassandra Chandler, Blaise Judja-Sato and Alan Pickerill to serve on the audit committee, with Alan Pickerill serving as its Chair, each of whom meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards.
The Board adopted a written charter for the audit committee, which is available on our corporate website at https://investor.leafly.com. The information on any of our websites is deemed not to be incorporated in this Form 10-K/A or to be part of this Form 10-K/A.

Compensation Committee

Our compensation committee is responsible for, among other things:
•establishing and reviewing the objectives of the Company’s management compensation programs and its basic compensation policies and reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s executive officers;
•reviewing and approving any employment, compensation, benefit or severance agreement with any executive officer and evaluating at least annually the performance of the executive officers against corporate goals and objectives;
•determining and approving the compensation level (including any awards under compensation plans) for other members of senior management of the Company;
•reviewing, approving and recommending to the Board the adoption of any incentive compensation plan, employee retirement plan and other material employee benefit plan for employees or consultants of the Company and any modification of such plan;
•reviewing at least annually the Company’s compensation policies and practices for executives, management, management employees and employees generally to assess whether such policies and practices could lead to excessive risk taking behavior;
•assessing whether the work of any compensation consultant who has been engaged to make determinations or recommendations on the amount or form of executive or director compensation has raised any conflicts of interest and reviewing the engagement and the nature of any additional services provided by such compensation consultant, as well as all remuneration provided to such consultant;
•assessing the independence of compensation consultants, legal and other advisers to the committee;
•reviewing and discussing with management the “Compensation Discussion and Analysis” disclosure required by SEC regulations and determining whether to recommend to the Board, as part of a report of the committee to the Board, that such disclosure be included in the Company’s Annual Report on Form 10-K and any proxy statement for the election of directors; and
•reporting committee findings and recommendations to the Board as well as any other matters deemed appropriate by the committee or requested by the Board.
The Board appointed Alan Pickerill, Blaise Judja-Sato and Peter Lee to serve on the compensation committee, with Blaise Judja-Sato serving as its Chair, each of whom meets the definition of “independent director” for purposes of serving on the compensation committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our compensation committee also meets the financial literacy requirements of Nasdaq listing standards.
The Board adopted a written charter for the compensation committee, which is available on our corporate website at https://investor.leafly.com. The information on any of our websites is deemed not to be incorporated in this Form 10-K/A or to be part of this Form 10-k/A.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:
•recommending to the Board for approval, reviewing the effectiveness of, recommending modifications as appropriate to, and reviewing Company disclosures concerning: (a) the Company’s policies and procedures for identifying and screening Board nominee candidates; (b) the process and criteria (including experience, qualifications, attributes, diversity or skills in light of the Company’s business and structure) used to evaluate Board membership and director independence; and (c) any policies with regard to diversity on the Board;
•identifying and screening director candidates consistent with criteria approved by the Board, and recommending to the Board candidates for nomination for election or re-election by the shareholders;
•overseeing the Company’s policies and procedures with respect to the consideration of director candidates recommended by shareholders, including the submission of any proxy access nominees by shareholders;
•reviewing annually the relationships between directors, the Company and members of management and recommend to the Board whether each director qualifies as “independent” under the Board’s definition of “independence” and the applicable rules of the Nasdaq and the Company’s corporate governance guidelines;
•assessing the appropriateness of a director nominee who does not receive a “majority of votes cast” at an election of directors continuing to serve as a director and recommend to the Board the action to be taken with respect to any letter of resignation submitted by such director;
•assessing the appropriateness of a director continuing to serve on the Board upon a substantial change in the director’s principal occupation or business association from the position such director held when originally invited to join the Board, and recommend to the Board any action to be taken with respect thereto;
•assessing annually whether the composition of the Board as a whole reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity of background and experience and other desired qualities, and recommend any appropriate changes to the Board;
•reviewing the Board’s leadership structure in light of the specific characteristics or circumstances of the Company and recommend any changes to the Board for approval;
•reviewing periodically the committee structure of the Board and recommending to the Board the appointment of directors to Board committees and assignment of committee chairs;
•reviewing periodically the size of the Board and recommending to the Board any appropriate changes;
•coordinating with management to develop an appropriate director orientation program and identifying continuing education opportunities;
•coordinating and overseeing the annual self-evaluation of the role and performance of the Board, its committees, individual directors and management in the governance of the Company;
•periodically evaluating the qualifications and independence of each director on the Board and making any recommended changes in the composition of the Board or any of its committees;
•developing and recommending to the Board, reviewing the effectiveness of, and recommending modifications as appropriate to, the corporate governance guidelines of the Company and other governance policies of the Company;
•reviewing and addressing conflicts of interest of directors and executive officers, and the manner in which any such conflicts are to be monitored; and
•reporting regularly to the Board on Committee findings, recommendations and any other matters the Committee deems appropriate or the Board requests, and maintaining minutes or other records of Committee meetings and activities.
The Board appointed Cassandra Chandler, Michael Blue and Peter Lee to serve on the nominating and corporate governance committee, with Cassandra Chandler serving as its Chair. Cassandra Chandler and Peter Lee each meet the definition of “independent director” under the Nasdaq rules. Although Nasdaq rules generally require a listed company to have a nominating committee composed entirely of independent directors, the Board has determined that Mr. Blue’s membership on the nominating and corporate governance committee satisfies the standards set out in Nasdaq Rule 5605(e)(3) for non-independent committee members and is in the best interest of the Company and its stockholders due to Mr. Blue’s significant experience with Leafly and the cannabis industry.
The Board adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at https://investor.leafly.com. The information on any of our websites is deemed not to be incorporated in this 10-K/A or to be part of this 10-K/A.

Code of Business Conduct and Ethics
The board of directors of the Company adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of the Company’s directors, executive officers and employees. The Code of Conduct is available on the investor relations portion of the Company’s website at https://investor.leafly.com. Information contained on or accessible through the Company’s website is not a part of this prospectus, and the inclusion of the Company’s website address in this prospectus is an inactive textual reference only. The audit committee of the board of directors of the Company is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. The Company expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website or by any other means permitted under applicable SEC rules.

Item 11. EXECUTIVE COMPENSATION
Merida did not grant any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of its executive officers or directors since its formation. No executive officer of Merida received any cash compensation for services rendered to Merida.
Merida did not pay consulting, finder or success fees to its officers, directors, stockholders or their affiliates for assisting it in consummating its initial business combination. These officers, directors and stockholders received reimbursement for any out-of-pocket expenses incurred by them in connection with activities on Merida’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There was no limit on the amount of out-of-pocket expenses reimbursable by Merida.
Merida entered into an Administrative Services Agreement with Merida Manager III, LLC for $5,000 per month for office space, utilities and secretarial and administrative support from November 2019 (the “Administrative Agreement”). In October 2021, Merida ended the $5,000 Administrative Agreement and as a condition of closing the Business Combination, forfeited accrued administrative fees as of September 30, 2021 in the amount of $55,000. As the result of ending the Administrative Agreement, the outstanding balance for the years ended December 31, 2021 and 2020 was $0 and $50,000, respectively.
The Administrative Agreement was solely for Merida’s benefit and was not intended to provide Merida’s officers or directors compensation in lieu of a salary or other compensation. Other than the $5,000 per month administrative fee, the payment of consulting, success or finder fees to Merida Holdings, LLC (the “Sponsor”) and Merida’s officers, directors, the Merida initial stockholders or their affiliates in connection with the consummation of an initial business combination and the repayment of loans that may be made by the Sponsor to Merida, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, were paid to the Sponsor, the Merida initial stockholders, special advisors, members of Merida’s management team or their respective affiliates, for services rendered prior to or in connection with the consummation of Merida’s initial business combination.
After the Business Combination, members of Merida’s management team who remained with the combined company may be paid consulting, management, or other fees from the combined company. Such compensation will be publicly disclosed at the time of its determination in a filing with the SEC, to the extent required.
Compensation Committee Interlocks and Insider Participation
None of the Company’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of the company or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of the Company Board or compensation committee.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of March 22, 2022 by:
•each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•each of the Company’s named executive officers and directors; and

•all executive officers and directors as a group.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name of Beneficial Owners(2)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock(1)
5% Stockholders:
Merida Holdings LLC(3)(4)	6,189,864	13.5%
Peter Lee(3)(4)	6,189,864	13.5%
Brendan Kennedy(5)	4,229,121	9.9%
Michael Blue	2,927,772	6.8%
Christian Groh(6)	2,746,227	6.4%
Executive officers and directors of the Company:
Peter Lee(3)(4)	6,189,864	13.5%
Michael Blue	2,927,772	6.8%
Yoko Miyashita(7)	669,733	1.5%
Samuel Martin(8)	253,215	*
Dave Cotter(9)	179,899	*
Suresh Krishnaswamy	—	*
Kimberly Boler	—	*
Alan Pickerill	—	*
Cassandra Chandler	—	*
Blaise Judja-Sato	—	*
All directors and executive officers as a group (10 individuals)	10,220,483	21.7%
___________
* Indicates less than 1 percent.

1.The percentage of beneficial ownership of the Company is calculated based on 42,923,932 shares of Common Stock outstanding as of March 22, 2022.
Where applicable, the percentage of beneficial ownership for each individual or entity also reflects Common Stock issuable upon exercise of Merida Holdings, LLC’s 3,018,262 Private Warrants held by the Sponsor (after giving effect to the transfer of 300,000 Private Warrants to investors pursuant to the Convertible Note Purchase Agreement), which have an exercise price of $11.50 per share, and upon exercise of stock awards that will vest (in the case of restricted stock units) or be exercisable (in the case of stock options) within 60 days after the consummation of the Business Combination. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them upon consummation of the Business Combination.

2.Unless otherwise indicated, the business address of each of the individuals is c/o Leafly Holdings, Inc., 111 S. Jackson St. Suite 531 Seattle, WA 98104.
3.The business address of each of these parties is c/o Merida Merger Corp., 641 Lexington Avenue, 18th Floor, New York, NY 10022.
4.Represents securities held by Merida Holdings, LLC, of which each of Messrs. Lee, Baruchowitz, Monat and Nannetti is a managing member. Each individual has one vote, and the approval of three of the four managing members is required for approval of an action of the entity. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual of the committee exercises voting or dispositive control over any of the securities held by such entity, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The 6,189,864 shown in the table reflects 3,018,262 Private Warrants discussed in note (1) to this table plus (i) 1,546,408 Sponsor Shares issued to the Sponsor prior to Merida’s initial public offering (after reflecting the transfer of 30,803 Sponsor Shares pursuant to the Share Transfer, Non-Redemption and Forward Purchase Agreements and the 37,500 Sponsor Shares pursuant to the Convertible Note Purchase Agreement and the forfeiture of 13,000 Sponsor Shares pursuant to the Side Letter) and (ii) 1,625,194 Sponsor Shares subject to additional vesting conditions, as described elsewhere in this prospectus. This row does not reflect the potential cancellation of up to 26,000 Sponsor Shares on the date that is three months following the Closing Date, pursuant to the Side Letter.
5.Includes (1) 4,097,602 shares of Common Stock held directly by Brendan Kennedy and (2) 131,519 shares of Common Stock held directly by Cavendish Privateers LLC. Mr. Kennedy is the sole member of Cavendish Privateers LLC and has sole voting and investment power with respect to the shares held by Cavendish Privateers LLC.
6.Includes 270,227 shares owned by Mr. Groh’s wife, for which he disclaims beneficial ownership, and 8,208 fully vested options to purchase Common Stock at an exercise price of $1.10 per share.
7.Includes (i) 23,402 shares of Common Stock, (ii) 406,927 shares subject to stock options that are fully vested or vest within 60 days (excluding those in (iii)), and (iii) 239,404 shares subject to stock options that vested immediately upon closing of the Mergers, as discussed in the section titled “Executive Compensation — Option Award Granted to Yoko Miyashita.”
8.Includes (i) 13,278 shares of Common Stock, (ii) 65,666 RSUs that were promised to Mr. Martin, which will be immediately vested upon grant, which is anticipated to occur within 60 days, subject to approval of the awards by the Leafly board of directors, and (iii) 174,271 stock options that are fully vested or vest within 60 days.
9.Represents shares subject to stock options that are fully vested or vest within 60 days.

Merida Equity Compensation Plans

As of December 31, 2021, Merida had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Sponsor Shares
Concurrently with the execution of the Merger Agreement, Leafly, Merida, and the Sponsor entered into an agreement (the “Sponsor Agreement”), which provides that (a) at the Closing, a number of Sponsor Shares equal to the quotient of (i) the amount by which certain unpaid expenses incurred by or on behalf of Merida (the “Outstanding Merida Expenses”) exceed $6.5 million, divided by (ii) $10.00 (such shares, the “Forfeited Shares”), will be forfeited by the Sponsor and cancelled by Merida, (b) the parties will enter into an amendment to the existing Stock Escrow Agreement (“Stock Escrow Amendment”) providing for the forfeiture and cancellation of the Forfeited Shares and the escrow of all remaining Sponsor Shares until certain earnout conditions are met, and (c) the Sponsor Shares will be subject to transfer restrictions for a period of 180 days following the completion of the Business Combination.
Concurrently with the execution of the Merger Agreement, Leafly, Merida, and the Sponsor entered into the Stock Escrow Amendment which provides that, following the Closing, after giving effect to the forfeiture of the Forfeited Shares, fifty percent of the remaining Sponsor Shares (the “Net Sponsor Shares”) were or will be released from escrow as follows: (a) fifty percent of the Net Sponsor Shares were released from escrow on the Closing Date due to the satisfaction of the Minimum Cash Condition, (b) twenty-five percent of the Net Sponsor Shares will be released from escrow upon the occurrence of the

First Price Triggering Event, (c) all of the Sponsor Shares then held in escrow will be released from escrow upon the occurrence of the Second Price Triggering Event, and (d) if a Change of Control that will result in the holders of Common Stock receiving a per share price equal to or in excess of the applicable per share price required in connection with the First Price Triggering Event or the Second Price Triggering Event occurs at a time when Sponsor Shares are held in escrow, then immediately prior to the consummation of such Change of Control (i) the applicable triggering event that has not previously occurred shall be deemed to have occurred and (ii) the applicable Net Sponsor Shares will be released from escrow. On the business day following the end of the Second Earn Out Period, all Sponsor Shares not released from escrow will be forfeited and cancelled.

Administrative Support Agreement
Please see discussion of the Administrative Agreement in Item 11. Executive Compensation above.

Advances — Related Party
In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced Merida an additional $41,458 to cover the purchase of the additional Warrants. At December 31, 2021 and 2020, advances of $16,458 were outstanding and due on demand. This amount was repaid in connection with the closing of the Business Combination and is no longer outstanding.
Promissory Note — Related Party
On August 6, 2019, Merida issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $100,569 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (a) September 30, 2020, (b) the consummation of Merida’s initial public offering or (c) the date on which Merida determined not to proceed with the initial public offering. At December 31, 2021 and 2020, there was $339 outstanding under the Sponsor Promissory Note, which was due on demand as of December 31, 2021. The remaining amount was repaid in connection with the closing of the Business Combination and is no longer outstanding.
On June 25, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a Business Combination. As of December 31, 2021, there was $400,000 outstanding under the Promissory Note. This amount was repaid in connection with the closing of the Business Combination and is no longer outstanding.
On October 13, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Second Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable prior to the consummation of a Business Combination. As of December 31, 2021, there was $400,000 outstanding under the Promissory Note. This amount was repaid in connection with the closing of the Business Combination and is no longer outstanding.

Registration Rights
At the closing of the Business Combination, the Company entered into the Amended and Restated Registration Rights Agreement, included as Exhibit 10.1 to this Form 10-K/A, with the registration rights holders. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, (a) any (i) outstanding share of Common Stock or any Private Warrants, and (ii) shares of Common Stock issued as Earn Out Shares to Leafly holders or issuable as Earn Out Shares pursuant to the Earn Out Plan and (b) any other equity security of the Company issued or issuable with respect to any such share of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights.
Pursuant to the terms of the Amended and Restated Registration Rights Agreement, we filed a shelf registration statement, registering the resale of the registration rights holders shares and we are obligated to use our best efforts to cause it to become effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Sponsor, EBC, and their transferees may demand not more than three demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Leafly holders may demand not more than six demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Company will not be obligated to participate in more than four demand registrations or shelf underwritten offerings, in any twelve-month period. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.

Leafly Related Person Transactions
Officer Note
In March 2019, Leafly issued the Officer Note in the amount of approximately $1,024,000 to an officer of Leafly. The Officer Note bore interest at 2.55%, compounded annually. The principal balance and accrued interest were due upon the earlier of (a) a liquidation event, (b) within ten or 180 days following the termination of the officer depending on nature of the termination, (c) immediately prior to Leafly’s registration of securities under Section 12 of the Exchange Act, as amended, or Leafly’s becoming subject to the reporting requirements of Section 15(d) of the Exchange Act, as amended, if the officer was determined pursuant to Rule 3b-7 of the Exchange Act, as amended, or was otherwise at that time a member of Leafly’s board of directors, (d) the officer’s acceptance of or appointment to a position which would qualify the officer as an executive officer of Leafly, or (e) any other change in the officer’s status or Leafly’s status which would cause the Officer Note to be deemed a prohibited extension of credit by Leafly under Section 402 of the Sarbanes-Oxley Act of 2002 or other applicable law. The recourse promissory note was secured by approximately 1,330,000 shares of Common Stock.
Although the Officer Note was recourse to the individual, it was accounted for as nonrecourse since the recourse provision was not substantive. Accordingly, we accounted for the combination of the promissory note and restricted stock as a grant of an option, as the substance was similar to the grant of an option. The exercise price of this stock option was the principal and interest due on the promissory note. The fair value of the stock option was recognized over the requisite service period (not the term of the promissory note) through a charge to compensation cost. The maturity date of the promissory notes reflected the legal term of the stock option for purposes of valuing the award.
In August 2020, in connection with the officer’s separation, Leafly cancelled the Officer Note and associated accrued interest in exchange for the repurchase of approximately 1,505,000 unvested shares and approximately 424,000 vested shares, with an original exercise price of $0.77, at a price of $0.55 per share. Leafly recognized compensation cost of approximately $367,000 during 2020, which represents the excess of the repurchase price over the fair value of the repurchased stock on the repurchase date.

Privateer Holdings and Privateer Management
Leafly was a wholly owned subsidiary of Privateer Holdings until February 14, 2019, when Privateer Holdings effected a capital restructuring of Leafly and distributed its ownership in Leafly to its stockholders. In 2019, Leafly entered into a Corporate Services Agreement, as amended, with Privateer Management. Two individuals on Legacy Leafly’s board of directors are officers of Privateer Management, which therefore has been identified as a related party. Privateer Management provided managerial services, support services, administrative services, at times paid for employee health benefit and other expenses on behalf of Leafly, and at times Leafly paid for employee health and benefit expenses on behalf of Privateer Holdings, through March 31, 2021. During years ended December 31, 2021 and 2020, Leafly recorded approximately $0 and $1,205,000, respectively, for these services within general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, Leafly reported receivables of approximately $0 and $263,000, respectively for employee health and benefits paid on behalf of Privateer Holdings. As of December 31, 2021 and 2020, Leafly owed approximately $0 and $580,000, respectively to Privateer Management for corporate services and expenses paid on its behalf in 2020 and prior.

Other
One of Leafly’s significant investors, Brendan Kennedy, is a member of the board of directors of Tilray, Inc., which is the parent company of High Park Holdings Ltd., a customer of Leafly, and therefore has been identified as a related party. During the years ended December 31, 2021 and 2020, Leafly recorded approximately $142,000 and $239,000, respectively, of revenue earned from contracts with this customer.
In June 2021, Mr. Kennedy purchased a Pre-Closing Convertible Promissory Note totaling $1,000,000. The note was issued as part of the existing series of 2021 Notes (see Note 10 of Leafly’s audited consolidated financial statements) and were subject to the same interest rate, maturity, and conversion terms. These notes were converted to Common Stock according to their terms, which was then exchanged for merger consideration in the Business Combination.

Related Person Transactions Policy
The Company’s board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction or arrangement, or any series of transactions or arrangements in which the Company (or its direct and indirect subsidiaries and controlled entities) is to be a participant, whether or not the Company is a party, and a related party has a direct or indirect material interest in such transaction (unless clearly incidental in nature or it is determined in accordance with the related person transaction policy that such interest is immaterial in nature such that further review is not warranted), including without limitation sales, purchases or other transfers of real or personal property, use of property and equipment by lease or otherwise, services received or provided, the borrowing and lending of funds, guarantees of loans or other undertakings and the employment by the Company of an immediate family member of a related person or a change in the terms or conditions of employment of such an individual that is material to such individual. In reviewing and approving any such transactions, the Company’s audit committee is tasked, in light of the relevant facts and circumstances whether the transaction is in, or not inconsistent with, the best interests of the Company, including, but not limited to, the position or relationship of the related person with the Company, materiality of the transaction, business purpose for and rationale of the transaction, whether the transaction is on terms comparable to those available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons, whether the transaction is in the ordinary course of business, the effect of the transaction on the Company’s business and operations, potential for a conflict of interest, and overall fairness. All such approved transactions must be reviewed and approved or ratified by the audit committee, taking into account the foregoing considerations, during the next meeting of the audit committee, or sooner if determined to be necessary by the Company’s general counsel.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid by Merida to Marcum LLP, or Marcum, for services rendered as described.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of Merida’s year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of Merida’s annual financial statements, review of the financial information included in Merida’s Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $186,605 and $95,755, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of Merida’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Merida did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and 2020.
Tax Fees. Merida paid Marcum $0 and $7,000 for tax related services for the years ended December 31, 2021 and 2020, respectively.
All Other Fees. Merida paid Marcum $80,500 and $0 for other services for the years ended December 31, 2021 and 2020, respectively. The work performed in 2021 was related to registration statements.

Pre-Approval Policy
Prior to the Business Combination, in accordance with Section 10A(i) of the Exchange Act, before Merida engaged its independent accountant to render audit or non-audit services, the engagement will be approved by its audit committee.
Following the Business Combination, the Company’s audit committee is exclusively authorized and directed to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. In connection with approval of any permissible tax services and services related to internal control over financial reporting, the Committee shall discuss with the independent auditor the potential effects of such services on the independence of the auditor.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents were filed as a part of the Original Filing:
1. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3. Exhibits
See exhibits listed under Part (b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2		First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3		Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1		Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10-K	12/31/21	3.1	3/31/22

3.2		Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1		Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2		Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3		Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4		Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5		Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.6		Description of Leafly's securities	10-K	12/31/21	4.6	3/31/22

10.1		Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

10.2		Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	2/4/22	10.3	2/10/22

10.4	+	Leafly Holdings, Inc. Earn Out Plan	8-K	2/4/22	10.4	2/10/22

10.5	+	The Leafly Holdings, Inc. 2021 Equity Incentive Plan	10-K	12/31/21	10.5	3/31/22

10.6	+	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan	10-K	12/31/21	10.6	3/31/22

10.7		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.8	+	Offer Letter from Leafly Holdings, Inc. to Kimberly Boler, dated August 31, 2021.	8-K	2/4/22	10.8	2/10/22

10.9	+	Offer Letter from Leafly Holdings, Inc. to Dave Cotter, dated October 27, 2021.	S-4	12/9/21	10.14	12/9/21

10.1	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.11	+	Offer Letter from Leafly Holdings, Inc. to Sam Martin, dated November 4, 2021.	S-4	12/9/21	10.16	12/9/21

10.12	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.13	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.14		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.15		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.4	12/9/21

10.16		Sponsor Agreement, dated as of August 9, 2021, by and among Merida Holdings, LLC, Merida Merger Corp. I, and Leafly Holdings, Inc.	S-4	12/9/21	10.11	12/9/21

10.17		Financing Commitment Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Holdings, LLC, and Leafly Holdings, Inc.	S-4	12/9/21	10.13	12/9/21

10.18		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Tenor Opportunity Master Fund, Ltd.	10-K	12/31/21	10.18	3/31/22

10.19		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among (i) Merida Merger Corp., (ii) Meteora Special Opportunity Fund I, LP, and (iii) Meteora Capital Partners, LP	10-K	12/31/21	10.19	3/31/22

10.20		Forward Share Purchase Agreement entered into as of January 10th, 2022, by and among Merida Merger Corp. I and Linden Advisors LP	10-K	12/31/21	10.20	3/31/22

10.21		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Castle Creek Arbitrage,LLC	10-K	12/31/21	10.21	3/31/22

10.22	+	The Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.22	3/31/22

10.23	+	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.23	3/31/22

21.1		Subsidiaries of the Registrant	8-K	2/4/22	21.1	2/10/22

31.1	*
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

32.1		Certifications of Chief Executive Officer and Chief Financial Officer of Leafly pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	12/31/21	32.1	3/31/22

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.
+	Management contract or compensation plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

Leafly Holdings, Inc.

By:	// Yoko Miyashita
Yoko Miyashita
Chief Executive Officer