Form 10-Q
period 2022-03-31
Leafly Holdings, Inc. /DE
filed 2022-05-16
CIK 1785592

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2022, the registrant had 42,923,932 shares of common stock ($0.0001 par value) outstanding.

1

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Quarterly Report, regarding Leafly Holdings, Inc.’s (the “Company’s”) future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” or similar words. These forward-looking statements include all matters that are not historical facts. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.
All forward-looking statements included herein attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended 2021 entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

•the Company’s inability to raise sufficient capital to execute its business plan;
•the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;
•the degree of market acceptance and adoption of the Company’s products and services;
•the Company’s ability to attract and retain customers;
•the Company’s ability to raise financing in the future;
•the Company’s success in retaining or recruiting officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law; and
•factors relating to the business, operations and financial performance of the Company and its subsidiaries.

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

LEAFLY HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$35,389	$28,565
Accounts receivable, net of allowance for doubtful accounts of $1,682 and $1,848, respectively	3,280	2,958
Deferred transaction costs	—	2,840
Prepaid expenses and other current assets	7,318	1,347
Restricted cash	37,224	130
Total current assets	83,211	35,840
Property, equipment, and software, net	1,035	313
Total assets	84,246	36,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,875	$3,048
Accrued expenses and other current liabilities	3,898	8,325
Deferred revenue	2,566	1,975
Convertible promissory notes, net	—	31,377
Forward share purchase agreements derivative liability	7,452	—
Total current liabilities	16,791	44,725

Non-current liabilities
Convertible promissory notes, net	28,461	—
Private warrants derivative liability	7,989	—
Escrow shares derivative liability	10,129	—
Shareholder earn-out rights derivative liability	35,912	—
Total non-current liabilities	82,491	—

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value; 5,000 and 6,578 authorized, — and 6,140 issued and outstanding, and aggregate liquidation preference of $— and $19,436 at March 31, 2022 and December 31, 2021, respectively	—	1
Common stock; $0.0001 par value; 200,000 and 69,361 authorized at March 31, 2022 and December 31, 2021, respectively; 42,961 and 25,086 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	74,106	61,194
Accumulated deficit	(89,146)	(69,770)
Total stockholders' deficit	(15,036)	(8,572)
Total liabilities and stockholders' deficit	$84,246	$36,153
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$11,420	$9,475
Cost of revenue	1,455	1,090
Gross profit	9,965	8,385
Operating expenses
Sales and marketing	7,014	3,803
Product development	3,465	3,170
General and administrative	6,931	2,506
Total operating expenses	17,410	9,479
Loss from operations	(7,445)	(1,094)
Interest (expense) income, net	(697)	1
Change in fair value of derivatives	(10,397)	—
Other expense, net	(837)	(16)
Net loss	$(19,376)	$(1,109)

Basic and diluted loss per share	$(0.52)	$(0.04)
Weighted-average basic and diluted shares outstanding	37,525	30,904
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,140	1	25,086	$3	61,194	(69,770)	$(8,572)
Net loss	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	114	—	127	—	127
Conversion of 2021 Notes into Common Stock at merger	—	—	4,128	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock at merger	(6,140)	(1)	6,140	1	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	(14,170)	—	(14,170)
Shareholder earnout rights derivative liability	—	—	—	—	(26,131)	—	(26,131)
Balance at March 31, 2022	—	$—	42,961	$4	$74,106	$(89,146)	$(15,036)

	Series A Preferred Stock		Class 1, Class 2, and Class 3 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	6,140	$1	24,752	$2	$59,812	$(57,746)	$2,069
Net loss	—	—	—	—	—	(1,109)	(1,109)
Stock-based compensation	—	—	—	—	181	—	181
Exercise of stock options	—	—	36	—	40	—	40
Balance at March 31, 2021	6,140	$1	24,788	$2	$60,033	$(58,855)	$1,181

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(19,376)	$(1,109)
Adjustments:
Depreciation	52	80
Stock-based compensation expense	1,924	181
Bad debt (recoveries) expense	(124)	82
Noncash lease costs	—	230
Noncash amortization of debt discount	104	—
Noncash interest expense associated with convertible debt	243	—
Noncash change in fair value of derivatives	10,397	—
Other	12	30
Changes in operating assets and liabilities:
Accounts receivable	(198)	(502)
Prepaid expenses and other current assets	(5,970)	—
Accounts payable	1,309	(594)
Accrued expenses and other current liabilities	(2,969)	796
Deferred revenue	591	438
Net cash used in operating activities	(14,005)	(368)

Cash flows from investing activities
Purchase of property, equipment, and software	(788)	—
Net cash used in investing activities	(788)	—

Cash flows from financing activities
Proceeds from exercise of stock options	127	40
Proceeds from convertible promissory notes	29,374	—
Trust proceeds from recapitalization	582	—
Restricted cash received related to Forward Share Purchase Agreements	39,032	—
Transaction costs associated with recapitalization	(10,397)	—
Payments on related party payables	(7)	(65)
Net cash provided by (used in) financing activities	58,711	(25)

Net increase (decrease) in cash, cash equivalents, and restricted cash	43,918	(393)
Cash, cash equivalents, and restricted cash, beginning of period	28,695	4,934
Cash, cash equivalents, and restricted cash, end of period	$72,613	$4,541

Supplemental disclosure of non-cash financing activities
Stockholder contribution for debt issuance costs	$924	$—
Conversion of promissory notes into common stock	$33,024	$—
Forward share purchase agreements	$14,170	$—
Private warrants	$3,916	$—
Sponsor shares subject to earnout conditions	$6,867	$—
Stockholder earn-out rights	$26,131	$—
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(in thousands, except per share amounts)
NOTE 1 — Description of the Business and Merger Transaction

Description of the Business
Leafly Holdings, Inc. (“Leafly” or “the Company”) is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. Leafly was incorporated in the state of Delaware on June 20, 2019 and is headquartered in Seattle, Washington.

The Company has two wholly-owned subsidiaries, Leafly Canada Ltd. (“Leafly Canada”) and Leafly, LLC (“Legacy Leafly”). Legacy Leafly is the accounting predecessor of Leafly. The accompanying condensed consolidated financial statements include the financial results of the Company and its wholly-owned subsidiaries.

Merger with Merida

On February 4, 2022, Leafly consummated the previously announced mergers and related transactions (collectively, the “Merger”) pursuant to the Agreement and Plan of Merger dated August 9, 2021 and amended on September 8, 2021 and on January 11, 2022 (as amended, the “Merger Agreement”). Legacy Leafly (formerly known as Leafly Holdings, Inc.) entered into the Merger Agreement with Merida Merger Corp. I (“Merida”), Merida Merger Sub, Inc., a Washington corporation (“Merger Sub I”), Merida Merger Sub II, LLC, a Washington limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Merger Sub I merged with and into Legacy Leafly, with Legacy Leafly surviving as a wholly-owned subsidiary of Merida, and following the initial merger and as part of a single integrated transaction with the initial merger, Legacy Leafly merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of Merida. As a result of these mergers, Legacy Leafly became a wholly owned subsidiary of Merida and was renamed Leafly, LLC, Merida was renamed Leafly Holdings, Inc. (“New Leafly”), and the securityholders of Legacy Leafly became security holders of Merida. We sometimes refer to the mergers described above and the other transactions contemplated by the Merger Agreement and the other agreements being entered into by Merida and Legacy Leafly in connection with the Mergers as the “Business Combination” and to Merida following the Business Combination as “New Leafly.”

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under U.S. GAAP, Legacy Leafly is the accounting acquirer with the Merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities. the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Notes 12 and 13, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.3283 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Merger, have been retroactively restated using the conversion ratio.

The following table provides a summary of the significant sources and uses of cash related to the closing of the Business Combination on February 4, 2022:

Amount in Merida's trust account ("the Trust") at closing	$90,824
Total payment to Merida public redeeming stockholders	49,466
Amount available after paying Merida redeeming stockholders	41,358
Cash to escrow for Forward Share Purchase Agreements (see Note 13)	39,032
Remaining balance	2,326
Merida expenses paid from the Trust at closing	1,744
Net cash from the Trust to Leafly at closing	$582

The following table provides a reconciliation of the common shares related to the Merger transaction:

Merida public stockholders	4,160
Merida initial stockholders (including Sponsor and EarlyBirdCapital)	1,667
Holders of 2022 Notes (see Note 11)	38
Shares held by Sponsor in escrow that are subject to earn-out conditions (see Note 12)	1,625
Total Merida	7,490
Legacy Leafly existing securityholders	35,434
Total shares outstanding as of February 4, 2022	42,924
All shares in this table except the Merida public stockholders and Holders of 2022 Notes shares are subject to restrictions as to trading through August 3, 2022 ("Lock Up Restrictions").
NOTE 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2021 and 2020, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Leafly for the year ended December 31, 2021, each of which was filed on the company’s Amendment No. 1 on Form 8-K/A filed with the SEC on March 31, 2022 (the “2021 Financial Information”).
These condensed consolidated financial statements are unaudited and, in management's opinion, include all adjustments, consisting of normal recurring estimates and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Actual results may differ from these estimates and assumptions. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.
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

Emerging Growth Company Status
Leafly is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. The Company has elected to use this extended transition period. In providing this relief, the JOBS Act does not preclude the Company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. Leafly will continue to use this relief until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2021 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2022 compared to our Annual Report on Form 10-K for the year ended December 31, 2021. However, certain items became material during the periods presented and therefore, we have disclosed the related accounting policies below. In addition, as a result of the Business Combination, the Company entered into certain derivative instruments that are accounted for as liabilities. These instruments and the related accounting are discussed in Notes 12, 13, and 20.

Capitalized Software

The Company capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development. The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product development expense. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality.
The Company’s estimated useful life for capitalized software is 3 years, and amortization is calculated using the straight-line method.

Transaction Costs

The Company incurred significant costs direct and incremental to the Business Combination and therefore to the recapitalization of the Company. We deferred such costs incurred in 2021. In 2022, upon closing of the Business Combination, total direct transaction costs were allocated between equity and liability instruments measured at fair value on a recurring basis that were newly issued in the recapitalization. Amounts allocated to equity were recorded to additional paid-in capital, while amounts allocated to the specified liabilities were recorded as other expense.

Recent Accounting Pronouncements

As a result of the elected JOBS Act relief discussed above, these condensed consolidated financial statements may not be comparable to other companies that do not elect JOBS Act relief or choose to adopt certain accounting pronouncements during a different period than the Company.

Recently Adopted Accounting Standards

None.

Accounting Pronouncements Issued But Not Yet Adopted
Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements or related disclosures.
NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$35,389	$28,565
Restricted cash	37,224	130
	$72,613	$28,695

The March 31, 2022 restricted cash balance includes $37,066 of cash maintained in escrow related to Forward Share Purchase Agreements ("FPAs"). The cash will be released upon: (i) sale of the underlying shares by the FPA-holding shareholders into the open market, thus relieving Leafly of its contingent liability to repurchase the respective shares, in which case the cash is released to Leafly; or (ii) the FPA-holding shareholders exercising their rights to put the respective shares to Leafly, in which case the cash is released to the FPA holders. Additional information regarding the FPAs is included in Notes 13, 20, and 21.
NOTE 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$5,059	$57
Other prepaid expenses	2,159	1,134
Other current assets	100	156
	$7,318	$1,347
NOTE 5 — Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers less an allowance for doubtful accounts. The following table presents the allowance for doubtful accounts as of March 31, 2022 and 2021, and the changes therein during the three months ended March 31:

	2022	2021
Balance, beginning of period	$1,848	$1,131
Add: provision for doubtful accounts, net of recoveries	(124)	82
Less: write-offs	(42)	(272)
Balance, end of period	$1,682	$941
NOTE 6 — Property, Equipment, and Software, Net
Property, equipment and software consisted of the following:

	March 31, 2022	December 31, 2021
Furniture and equipment	$866	$1,049
Leasehold improvements	2	2
Internal-use software	758	—
	1,626	1,051
Less: accumulated depreciation and amortization	(591)	(738)
	$1,035	$313
The Company recognized depreciation expense of $52 and $80 for the three months ended March 31, 2022 and 2021. Amortization of internal-use software was $0 for the three months ended March 31, 2022 and 2021.

Leases
The Company does not have any leases with an original term longer than twelve months as of March 31, 2022. The Company does rent office space under short-term arrangements, which are not material.

NOTE 7 — Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued bonuses	$776	$3,668
Other employee-related liabilities	1,573	2,131
Accrued interest	360	1,313
Other accrued expenses [1]	1,189	1,213
	$3,898	$8,325
1 There are no individual items within this balance that exceed 10% of the total of the table.
Accrued bonuses include those for executive officers of the Company. Historically, bonuses have been provided to executives on a discretionary basis. Bonus compensation is designed to hold executives accountable and reward them for personal and business performance. The Company offers an annual incentive program for its executive officers whereby they are eligible to receive target bonus payouts, of up to 50% for the CEO and 40% for other executive officers, of their base salary, with the actual bonus awarded based on a number of factors, including each executive’s personal performance, Leafly’s performance, current market and business climate, and Leafly’s financial circumstances, as determined by the Leafly board of directors.
NOTE 8 — Commitments and Contingencies
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated financial statements.
NOTE 9 — Revenue and Contract Balances
The following table presents revenue by service type for the three months ended March 31:

	2022	2021
Advertising	$11,329	$9,411
Other services	91	64
	$11,420	$9,475
The following table presents revenue by geographic region for the three months ended March 31:

	2022	2021
United States	$10,735	$8,655
All other countries	685	820
	$11,420	$9,475
For the three months ended March 31, 2022, Leafly derived approximately 18%, 11% and 11% of its revenue from customers in Arizona, California and Oregon, respectively. No other state comprised 10% or more of Leafly’s revenue. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three months ended March 31, 2022 and 2021.

The following table presents revenue by timing of recognition for the three months ended March 31:

	2022	2021
Over time
Retail[1]	$9,179	$7,815
Brands[2]	1,417	1,086
	$10,596	$8,901
Point in time
Brands[3]	824	574
	$11,420	$9,475
1 Revenues from subscription services and display ads
2 Revenues from brand profile subscriptions and digital media (including display ads and audience extension)
3 Revenues from branded content and channel advertising (including direct to consumer email)

Revenues recognized over time are associated with software subscriptions, display ads and audience extension. Revenues recognized at a point in time are associated with branded content and channel advertising. There are no material variations in delivery and revenue recognition periods within the over time category.
Contract liabilities consist of deferred revenue, which is recorded on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the deferred revenue accounts as of March 31, 2022 and 2021, and the changes in the deferred revenue accounts during the three months ended March 31:

	2022	2021
Balance, beginning of period	$1,975	$1,585
Add: net increase in current period contract liabilities	2,184	1,649
Less: revenue recognized from beginning balance	(1,593)	(1,211)
Balance, end of period	$2,566	$2,023
A majority of the deferred revenue balance as of March 31, 2022 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of March 31, 2022 or 2021.

NOTE 10 — Income Taxes
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company’s effective tax rate was 0% for the three months ended March 31, 2022 and 2021. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.
As a result of the Business Combination, the Company’s federal, state, and foreign net operation loss carryforward was $53,904, $35,976 and $4,303, respectively, as of December 31, 2021. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue code. Such a limitation could result in limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.

NOTE 11 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by the Sponsor to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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
As of March 31, 2022, the net carrying amount of the 2022 Notes was $28,461, which includes unamortized issuance costs and debt discount of $1,539. The estimated fair value of the convertible debt instruments was approximately $31,900 as of March 31, 2022. The fair value was measured using a combination of an income approach and a Monte-Carlo simulation, which are both Level 3 in the fair value hierarchy.

2021 Notes
Legacy Leafly issued a series of convertible promissory notes in June 2021 totaling approximately $23,970. In August 2021, Legacy Leafly issued additional convertible promissory notes totaling $7,500 to Merida Capital, an affiliate of Merida. (Both note issuances are collectively referred to below as the “2021 Notes”).

The 2021 Notes bore interest at 8% annually and were considered traditional convertible debt with the entire amount recognized as a liability (with no amount allocated to equity), reduced for direct issuance costs, with initial and subsequent recognition at amortized cost in accordance with the interest method. Unless converted, the entire balance of principal and accrued but unpaid interest was due on December 3, 2022. The 2021 Notes were contingently convertible upon the occurrence of certain events, to include a qualified financing, a non-qualified financing, or in a qualified public transaction.
On February 4, 2022, in connection with the Business Combination, the 2021 Notes were converted to approximately 4,128 shares of Leafly common stock at the conversion price of approximately $2.63, which was 80% of the implied price per share of common stock in the Business Combination. Upon closing of the Business Combination, the shares of common stock then converted to shares of common stock of the combined company using the conversion ratio of 0.3283, which was used for conversion of all Leafy securities.
NOTE 12 — Stockholders’ Equity
The Condensed Consolidated Statements of Changes in Stockholders' Equity reflect the reverse recapitalization on February 4, 2022, as discussed in Note 1. Since the Company was determined to be the accounting acquirer in the transaction, all periods presented prior to consummation of the transaction reflect the historical activity and balances of Leafly, Inc. (other than common and preferred stock and potentially issuable shares underlying stock options and convertible promissory notes, which have been retroactively restated).

Common Stock
On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly's capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock.

As of March 31, 2022 Leafly's authorized capital stock consisted of:
•200,000 shares of Leafly common stock, $0.0001 par value per share; and

•5,000 shares of Leafly preferred stock, $0.0001 par value per share.

Voting Rights
The holders of Leafly common stock exclusively possess all stockholder voting power with respect to Leafly, except as otherwise required by law or the Company's charter. Holders of Leafly common stock are entitled to one vote per share on each matter properly submitted to a vote of stockholders. The holders of Leafly common stock will at all times vote together as one class on all matters submitted to a vote of stockholders, unless otherwise required by Delaware law or the charter. If Leafly has multiple classes of common stock in the future, then Delaware law could require holders of shares of a class of capital stock to vote separately as a single class in the following circumstances:
•if we were to seek to amend the charter to increase or decrease the par value of a class of the capital stock, then that class would be required to vote separately to approve the proposed amendment; and

•if we were to seek to amend the charter in a manner that alters or changes the powers, preferences, or special rights of a class of capital stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.
Election of Directors
The charter provides for a classified board of directors that is divided into three classes with staggered three-year terms. Only the directors in one class are subject to election by a plurality of the votes cast at each annual meeting of stockholders, with the directors in the other classes continuing for the remainder of their respective three-year terms. The charter does not provide for cumulative voting for the election of directors.
Dividend Rights
Subject to the rights, if any, of the holders of any outstanding series of the Leafly preferred stock, the holders of Leafly common stock are entitled to receive dividends and other distributions (payable in cash, property or capital stock of Leafly) when, as and if declared by the Leafly board of directors out of any assets or funds legally available and will share equally on a per share basis in such dividends and distributions.
No Preemptive or Similar Rights
Leafly common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.
Liquidation, Dissolution and Winding Up
In the event of any voluntary or involuntary liquidation, dissolution or winding-up, after payment or provision for payment of the debts and other liabilities of Leafly, the holders of Leafly common stock will be entitled to receive all the remaining assets of Leafly available for distribution to its stockholders, ratably in proportion to the number of shares of the Leafly common stock held by them, subject to the rights, if any, of the holders of any outstanding shares of Leafly preferred stock.

Sponsor Shares Subject to Earn-Out Conditions

In accordance with the Merger Agreement, upon closing of the Business Combination, 1,625 of the shares held by the Sponsor were placed in escrow and subjected to earn-out conditions ("Escrow Shares"). Of these Escrow Shares, 50% will be released from escrow if and when the Company's common stock trades at or above $13.50 at any time during the two-year period following closing, and the remaining 50% will be released from escrow if and when the Company's common stock trades at or above $15.50 at any time during the three-year period following closing. In addition, all 1,625 Escrow Shares will be released upon a change in control.

We account for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. See Note 20 for additional information.

Lock Up Restrictions

In accordance with various legal documents, the majority of our Common Stock outstanding as of March 31, 2022 is subject to restrictions on trading through August 3, 2022. See Note 1 for detail on Common Stock subject to Lock Up Restrictions.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 5,429 shares of common stock (the "Rights") if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination. We will account for the Rights as derivative liabilities, which we will remeasure to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings. See Note 20 for additional information.

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 2,715 shares will be issued if and when:
•revenue for the year ending December 31, 2022 equals or exceeds $65,000 (first revenue target), or
•the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $13.50 during the two year period beginning on the trading day after the closing date of the merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•a change of control occurs within the two years after the closing date of the Business Combination at the first target price or higher, or
•a pro rata portion of 2,715 shares (50%) if the revenue during the target period meets or exceeds 90% of the first revenue target.

Second Tranche

Up to 2,715 shares will be issued if and when:
•revenue for the year ending December 31, 2023 equals or exceeds $101,000 (second revenue target), or
•the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $15.50 during the three year period beginning on the trading day after the closing date of the merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•a change of control occurs within the three years after the closing date of the Business Combination at the second target price or higher, or
•a pro rata portion of 2,715 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target.

If the second revenue or price target is met in full, the respective first target will be deemed to have been met as well if it had not been met during the first period.

Preferred Stock
The Leafly board of directors is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Leafly board of directors is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly board of directors is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Leafly board of directors to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of March 31, 2022.
NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants
As of both March 31, 2022 and December 31, 2021, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the "Public Warrants"). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a merger or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a merger, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a merger or earlier upon redemption or liquidation.

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

Private Warrants
As of both March 31, 2022 and December 31, 2021, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBird Capital in a private placement that took place simultaneously with Merida’s initial public offering ("the Private Warrants"). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
We account for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings. See Note 20 for additional information.

Forward Share Purchase Agreements

In December 2021 and January 2022, the Company entered into four separate FPAs with certain investors. The FPAs allow the investors to sell and transfer common stock held by the investors, not to exceed a total of 4,000 shares in aggregate, to the Company in exchange for cash. The price to be paid by the Company was $10.16 per share for up to 2,600 shares and $10.01 per share for up to 1,400 shares. As required by the FPAs, $39,032 of cash was placed into escrow upon closing of the Business Combination, to be used for the share purchases. If the FPAs were not exercised by the holders within their terms of three months post-Business Combination closing, the associated funds were to be released from escrow to the Company. We account for the FPAs as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.
Subsequent to quarter-end, on May 3, 2022, Leafly and the holders entered into amendments to the Forward Share Purchase Agreements. Note 21 provides additional information on the amendments.
NOTE 14 — Equity Incentive Plans
The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn Out Plan (“Earn Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”), which are discussed below. There were no options or other equity awards granted under the plans during the three months ended March 31, 2022 and 2021.
2021 Plan
The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 4,502 shares of common stock are initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 4,502 shares (adjusted pursuant to the terms of the 2021 Plan). No awards have been granted under this plan as of the date of this filing.
2018 Plan
The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination. The material terms of the 2018 Plan are:
•Our compensation committee of the board of directors administers the 2018 Plan.
•Options under the 2018 Plan were granted to employees, directors, and consultants of the Company and its subsidiaries.
•In the event of a merger or other consolidation relating to the Company or the sale of all or substantially all of the Company’s stock or assets, all then-outstanding option would be treated as set forth in the agreement governing such transaction.
•With limited exceptions, options under the 2018 Plan are generally non-transferable prior to vesting unless otherwise determined by the plan administrator and are exercisable only by the participant during his or her lifetime.
Stock option activity under the 2018 Plan for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	3,851	$1.77
Exercised	(114)	1.12
Forfeited or expired	(56)	1.08
Outstanding at March 31, 2022 [1]	3,681	$1.78	$23,918	8.62

Vested and exercisable	1,339	$0.98	$9,770	7.98
1 Includes 2,576, 817, and 289 of service-based, performance-based, and market-based options, respectively, that the Company currently deems probable of vesting. The performance options vest only if gross revenue equals or exceeds certain thresholds for the years ending

December 31, 2022 and 2023, while the market-based options will vest only if the price of the Company's common stock reaches a $1,000,000 market capitalization target for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the merger.
As of March 31, 2022, there was: (i) $1,800 of unrecognized compensation cost related to service-based awards, which is expected to be recognized over a weighted-average service period of approximately 1.12 years; (ii) $577 of unrecognized compensation cost related to performance-based awards, which is expected to be recognized over a weighted-average service period of approximately 1.50 years; and (iii) $680 of unrecognized compensation cost related to market-based awards, which is expected to be recognized over a weighted-average service period of approximately 2.03 years.
The following table presents the classification of stock-based compensation expense during the three months ended March 31:

	2022	2021
Sales and marketing	$34	$27
Product development	18	41
General and administrative	1,872	113
	$1,924	$181
Earn Out Plan
The Earn Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of restricted stock units (“RSUs”). These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the merger. No RSUs have been awarded under the Earn Out Plan as of March 31, 2022.

Option Modification
Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 to our Chief Executive Officer to purchase 2,917 shares of common stock were modified, and a corresponding charge of $1,366 was recorded for the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital. The original award included the following vesting provisions:
•Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest upon the earlier of (a) the closing of the Initial Public Offering of the Company's common stock or (b) a change in control, provided the recipient remains in continuous services.
•Milestone Option: A stock option to purchase 1,458 shares of common stock will vest one-third each upon the achievement of the three annual revenue targets of $75,000, $150,000 and $300,000, provided the recipient remains in continuous service.
The modified vesting provisions are as follows:
•Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest as follows, provided the recipient remains in continuous service: 50% upon the closing of the Business Combination and 50% upon the earlier of (i) the Company's achievement of a $1,000,000 market capitalization for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Business Combination (the "Market Cap Milestone") or (ii) a change in control.
•Milestone Option: A stock option to purchase 1,458 shares of common stock will vest upon the achievement of the following milestones, provided that the recipient remains in continuous service:
◦First Milestone: 50% of the total number of shares subject to the stock options will vest if the Company's gross revenue for the year ending December 31, 2022 equals or exceeds $65,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
◦Second Milestone: 50% of the total number of shares subject to the stock options will vest if the Company's gross revenue for the year ending December 31, 2023 equals or exceeds $101,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
◦In the event the Second Milestone is achieved, any unvested portion of the stock option subject to the First Milestone will fully vest.

◦In the event the Market Cap Milestone is achieved, any unvested portion of the Milestone Option will fully vest.
◦The date of vesting for the Milestone Option will be the earlier of (i) the date following the Company's filing with the SEC of its Form 10-K for the applicable fiscal year in which the applicable revenue target was attained or, (ii) the date of the Market Cap Milestone is achieved.
◦All shares subject to the Milestone Option will vest immediately upon a change in control.
◦The Milestone Option will remain outstanding unless and until the last possible time that the Second Milestone can be achieved, the Market Cap Milestone can be achieved, or a change in control may occur during the term of the Milestone Option award, subject to the recipient's continued service.
NOTE 15 — Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective immediately upon closing of the Merger. Pursuant to the ESPP, 1,126 shares of common stock are initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 1,126 shares (as adjusted pursuant to the terms of the ESPP). No employees participate in the ESPP yet as of the date of this filing.
NOTE 16 — Related Party Transactions
In June 2021, one of Leafly's significant investors, Brendan Kennedy, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.
NOTE 17 – Defined Contribution Plan
The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement plan of $244 and $151 for the three months ended March 31, 2022 and 2021, respectively.
NOTE 18 — Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

The Company considers its preferred stock to be participating securities. As of March 31, 2022, the Company had 1,625 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 — Stockholders' Equity for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of non-participating shares of common stock that are subject to forfeiture, stock options, preferred stock, and convertible notes. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. The Class 1, 2, and 3 common shares presented below have been retroactively restated for all periods using the conversion ratio in connection with the Business Combination.

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,376)	$(1,109)
Weighted average shares outstanding	37,525	30,904
Basic and diluted net loss per share	$(0.52)	$(0.04)
The Company had four classes of common stock outstanding during a portion of the three months ended March 31, 2022, with the Class 1, 2, and 3 shares outstanding during the period from January 1, 2022 through February 3, 2022, while common stock was outstanding from February 4, 2022 through March 31, 2022. During the three months ended March 31, 2021, only the Class 1, 2, and 3 stock was outstanding. Following are the calculations of basic and diluted net loss per share for each class of common stock:

	Three Months Ended March 31, 2022
	Class 1	Class 2	Class 3	Common
Net loss	$(2,748)	$(4,030)	$(585)	$(12,013)
Weighted average shares outstanding	3,543	5,196	754	35,206
Basic and diluted net loss per share	$(0.78)	$(0.78)	$(0.78)	$(0.34)

	Three Months Ended March 31, 2021
	Class 1	Class 2	Class 3
Net loss	$(420)	$(616)	$(73)
Weighted average shares outstanding	9,379	13,755	1,629
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)

The following shares of common stock subject to instruments that are either non-participating or subject to forfeiture were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended March 31,
	2022	2021
Shares subject to outstanding common stock options	3,681	1,827
Shares subject to convertible promissory notes	2,400	—
Shares subject to shareholder earn-out rights	5,429	—
Shares subject to Public Warrants	6,501	—
Shares subject to Private Warrants	3,950	—
Escrow Shares (see Note 12)	1,625	—
Series A preferred stock	—	6,140
	23,586	7,967
See Note 11 for additional information regarding convertible promissory notes. See Note 12 for additional information regarding the terms of the preferred stock. See Note 14 for additional information regarding stock options.
NOTE 19 — Segment Reporting
Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue:
Retail	$9,179	7,821
Brands	2,241	1,654
Total revenue	$11,420	$9,475
Gross profit:
Retail	8,139	7,091
Brands	1,826	1,294
Total gross profit	$9,965	$8,385
Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.
Geographic Areas
The Company’s operations are primarily in the U.S. and to a lesser extent, in certain other countries. Refer to Note 9 for revenue classified by major geographic area.
NOTE 20 — Fair Value Measurements

The Company follows the guidance in ASC 820, "Fair Value Measurement," for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
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
The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable from customers, accounts payable and accrued liabilities, all of which are typically short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and February 4, 2022 (the date of closing of the Business Combination) when the liabilities were assumed, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Gain (Loss)	February 4, 2022
Private Warrants derivative liability	3	$7,989	$(4,073)	$3,916
Forward share purchase agreements derivative liability	3	7,452	6,718	14,170
Escrow Shares derivative liability	3	10,129	(3,261)	6,868
Shareholder earn-out rights derivative liability	3	35,912	(9,781)	26,131
Total		$61,482	$(10,397)	$51,085

Private Warrants Derivative Liability
Please see discussion of the Private Warrants in Note 13. The following table presents a summary of the changes in the fair value of the Private Warrants derivative liability:

February 4, 2022	$3,916
Change in fair value	4,073
March 31, 2022	$7,989
The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	March 31, 2022	February 4, 2022
Exercise price	$11.50	$11.50
Stock price	$8.28	$6.53
Volatility	36.7%	34.3%
Term (in years)	4.85	5.00
Risk-free rate	2.4%	1.8%
Dividend yield	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies and the volatility of the Public Warrants. The term input represents the maximum contractual term, though the Private Warrants may be exercised earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.
Forward Share Purchase Agreements Derivative Liability
Please see discussion of the FPAs in Notes 13 and 21. The following table presents a summary of the changes in the fair value of the FPA derivative liability:

February 4, 2022	$14,170
Change in fair value	(6,718)
March 31, 2022	$7,452

The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

	March 31, 2022	February 4, 2022
Exercise price - one agreement	$10.16	$10.16
Exercise price - three agreements	$10.01	$10.01
Stock price	$8.28	$6.53
Volatility	72.6%	63.9%
Term (in years)	0.09	0.24
Risk-free rate	0.2%	0.2%
Dividend yield	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares underlying the FPAs may be sold by the holders into the open market earlier, which in some cases they have been (see Note 21). The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Escrow Shares Derivative Liability

Please see discussion of the Escrow Shares in Note 12. The following table presents a summary of the changes in the fair value of the Escrow Shares derivative liability:

February 4, 2022	$6,868
Change in fair value	3,261
March 31, 2022	$10,129

The Escrow Shares derivative liability was calculated using a binomial lattice model and the following Level 3 inputs:

	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50
Second stock price trigger	$15.50	$15.50
Stock price	$8.28	$6.53
Volatility	63.0%	64.0%
Term (in years)	2.85	3.00
Risk-free rate	2.4%	1.6%
Dividend yield	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.
Shareholder Earn-Out Rights Derivative Liability
Please see a discussion of the shareholder earn-out rights in Note 12. The following table presents a summary of the changes in the fair value of the shareholder earn-out rights derivative liability:

February 4, 2022	$26,131
Change in fair value	9,781
March 31, 2022	$35,912

The shareholder earn-out rights were valued using a binomial lattice model and the following Level 3 inputs:

	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50
Second stock price trigger	$15.50	$15.50
First revenue trigger	$65,000	$65,000
Second revenue trigger	$101,000	$101,000
Stock price	$8.28	$6.53
2022 Revenue assumption	$55,500	$55,500
Volatility	63.0%	64.0%
Term (in years)	2.85	3.00
Risk-free rate	2.4%	1.6%
Dividend yield	0.0%	0.0%
The revenue assumption input represents the midpoint of revenue guidance the Company has provided. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shareholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTE 21 - Subsequent Event

On May 3, 2022, Leafly and the holders entered into amendments to the FPAs discussed in Note 13 (the “Amended FPAs”). The Amended FPAs modified the price at which the applicable holder has the right, but not the obligation, to have

Leafly repurchase certain shares held by the applicable holder as of the closing of the Business Combination and not later sold into the market to a price of $10.16 per share (with respect to 686 of the shares subject to the Amended FPAs) and $10.31 per share (with respect to 2,404 of the shares subject to the Amended FPAs). The Amended FPAs also modified the date by which such holders may elect to have Leafly repurchase their shares to August 1, 2022.
Since the date of the closing of the Business Combination, $7,276 has been released from escrow accounts relating to the FPA holders selling shares in the open market, net of an incremental $464 added to escrow funds in respect of the increased put price related to the Amended FPAs, which was accordingly moved from restricted cash to cash upon release. Of this amount, $1,966 was recognized during the three months ended March 31, 2022, while the remainder was recognized thereafter but prior to filing this Quarterly Report on Form 10-Q. In connection with the Amended FPAs, certain amendments were also made to the escrow agreements in respect of such escrow accounts.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes. The MD&A is intended to assist in understanding our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors” in our Annual Report on Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Merger with Merida

On February 4, 2022, Leafly consummated the Business Combination pursuant to the Merger Agreement and became a public company. While the legal acquirer in the Business Combination was Merida, for financial accounting and reporting purposes under U.S. GAAP, Leafly is the accounting acquirer with the Business Combination accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Leafly. Under this method, Merida is treated as the “acquired” company and Leafly is the accounting acquirer with the transaction treated as a recapitalization of Leafly.
Accordingly, the consolidated assets, liabilities, and results of operations of Leafly became the historical financial statements, with Merida’s assets, liabilities and results of operations consolidated with Leafly’s beginning on the Business Combination date. Except for certain derivative liabilities (which were measured at fair value), the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. Operations prior to the closing of the Business Combination presented for comparative purposes below are those of Leafly.

Business Overview
Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Leafly was founded in 2010 and is headquartered in Seattle with 250 employees as of March 31, 2022.

Leafly is one of the cannabis industry’s leading marketplaces for brands and retailers to reach one of the largest audiences of consumers interested in cannabis. Our platform includes educational information, strains data, and news, enabling consumers to use Leafly’s content library to have an informed shopping experience. Leafly reduces the friction caused by fragmented regulation of cannabis across North America and offers a compliant digital marketplace that connects cannabis consumers with legal and licensed retailers and brands nearest them.
Leafly allows each shopper to tailor their journey, selecting the store, brand, and cannabis form-factor that appeals to them. Once that shopper builds a basket and is ready to order, our non-plant-touching business model sends that order reservation to the store for payment and fulfillment. By matching stores and shoppers, we deliver value to all constituencies. We monetize our platform primarily through the sale of subscription packages, bundling e-commerce software and advertising solutions, as well as non-subscription-based advertising to retailers and brands. Through the participation on our platform, retailers and brands can reach and engage the millions of average monthly active users ("MAUs") on our platform, one of the largest cannabis-focused audiences in the world.
Merger and Public Company Costs
As a consequence of the Business Combination, Leafly became the successor to an SEC-registered and Nasdaq-listed company which requires Leafly to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Leafly has incurred, and expects to continue to incur, additional expenses as a public company for, among other things: additional directors’ and officers’ liability insurance; compensation for directors and additional internal and external accounting, legal, and administrative resources, including increased audit and legal fees; and costs of certain related software tools.
Direct costs of the Business Combination and resulting recapitalization have been recorded to additional paid-in capital and other expense, as appropriate (see Note 2 to our condensed consolidated financial statements within this Quarterly Report), while general costs associated with becoming and operating as a public company have been expensed throughout operating expenses within our Consolidated Statements of Operations, as applicable, primarily to general and administrative. We currently anticipate we will incur approximately $8,500 to $9,500 annually in incremental cash costs of operating as a public company. This estimate does not reflect general increases in costs due to growing our business. Non-cash stock-based compensation expenses will also likely increase significantly as we transition to operating as a public company, leveraging our available equity, including derivatives thereof, to fund operations. These estimates and expectations may change as we begin to experience these new conditions.
Key Metrics
In addition to the measures presented in our condensed consolidated financial statements, our management regularly monitors certain metrics in the operation of our business:
Monthly active users
Monthly active users (“MAUs”) represents the total unique visitors to Leafly websites and native apps each month, which in turn represents the maximum potential unique visitors that could become a customer of a dispensary or brand listed on Leafly’s platform, within a given month. Leafly’s revenue model for dispensaries and brands is based, in part, on the number of visitors it can drive to dispensary or brand listings on the platform. Providing more visitors, as represented by MAUs, may lead to increased advertising rates for both dispensaries and brands.
Users (visitors) are considered active by initiating a session on at least one webpage or app. Each month’s MAUs is the total of unique visitors to Leafly during the specified month and includes both new visitors as well as those returning from the previous month. We count a unique user the first time an individual accesses one of our websites or native apps during a calendar month. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites or native apps in a single month, the first access to each website or app is counted as a separate unique user since unique users are tracked separately for each domain and native app. The unique visitors are measured using Google Analytics for our web applications and Firebase for our native applications.
Due to third-party technological limitations, user software settings, or user behavior, Google Analytics may assign a unique cookie to different instances of access by the same individual to our websites. In such instances, Google Analytics would count different instances of access by the same individual as separate unique users. Accordingly, reliance on the number of unique users counted by Google Analytics may overstate the actual number of unique users who access our websites during the period. Additionally, we cannot differentiate between a user who accesses Leafly across both the web and a native app, which could overstate the number of unique users.
A growing number of MAUs is indicative of our overall product health as it is the result of metrics reflecting both retention and acquisition of customers of our suppliers. While we consider MAUs to be a leading indicator of general product health representing the blend of new customer acquisition and the retention of returning customers, we also acknowledge that this must be paired with a deeper analysis of MAU behavioral metrics. We measure the quality of experience by looking at MAU cohorts engagement behaviors as measured by time on site, interaction with personalization features such as favoriting and following, and orders placed.

Ending retail accounts

Ending retail accounts is the number of paying retailer accounts with Leafly as of the last month of the respective period. Retail accounts can include more than one retailer. This metric is helpful because it represents a portion of the volume element of our revenue and describes our market share.
Retailer average revenue per account
Retailer ARPA is calculated as monthly retail revenue, on an account basis, divided by the number of retail accounts that were active during that same month. An active account is one that had an active paying subscription with Leafly in the month. Leafly does not provide retailers with a free subscription offering. This metric is helpful because it represents the price element of our revenue.
The table below presents these measures for the respective periods:

Three Months Ended March 31,	2022	2021	Change	Change (%)
Average Monthly Active Users ("MAUs") (in thousands)[1]	7,749	10,973	(3,224)	(29)%
Ending retail accounts[2]	5,422	3,965	1,457	37%
Retailer average revenue per account ("ARPA")[3]	$576	$685	$(109)	(16)%
1 Calculated as a simple average for the period presented. Using the prior calculation that excluded native apps, Average MAUs would have been 7,092 and 10,162 for the three months ended March 31, 2022 and 2021, respectively, for a decrease of 3,070, or 30%.
2 Represents the amount outstanding in the last month of the respective period.
3 Calculated as a simple average of monthly retailer ARPA for the period presented. Using the prior calculation of retailer ARPA which included retail revenue on a product basis, retailer ARPA would have been $570 and $683 for the three months ended March 31, 2022 and 2021, respectively for a decrease of $113 or 17%.
MAUs decreased 29% for the three months ended March 31, 2022 compared to the same period in 2021 due to people not shopping online at the same pace as they did during the pandemic, along with a decline in organic search traffic (in particular, our news and learn sections). The Company continues to focus primarily on growing the number of supply partners on the platform, leading to year over year growth in ending retail accounts. Part of this growth in retail accounts included expanding into lower population or lower demand markets at a lower price point, a strategic decision which contributed to a decline in ARPA.
Discussion of our Results of Operations
Revenue

Three Months Ended March 31,	2022	2021	Change ($)	Change (%)
Retail	$9,179	$7,821	$1,358	17%
Brands	2,241	1,654	587	35%
Total revenue	$11,420	$9,475	$1,945	21%
Retail revenue from digital media display ads and subscriptions from licensed dispensaries increased $789 and $561, respectively. Digital media display ads revenue growth was driven by increased volumes of display ads sold. Subscription sales revenue growth was also driven by increased volume, as the number of ending retail accounts increased 37% during this period due to continued onboarding of new retail subscriptions. These increases were offset in part by an overall reduction in prices in target markets, where we sought to attract a greater number of local retailers onto our platform. In 2022, we continued use of a regional pricing model based on traffic and orders, which had the effect of decreasing overall prices within our mix of revenue during 2022 when compared to 2021, as reflected in a 16% decrease in ARPA.
Brands revenue from digital media display ads (including audience extension services), direct-to-consumer marketing, and subscriptions increased $223, $110, and $109, respectively. The Company’s current systems do not allow us to precisely quantify changes in Brands revenue attributable to price and volume. We continue to implement systems and processes that will allow us to do so. In the meantime, the information we have from our existing systems, combined with our knowledge of changes in list prices, informs the discussion of Brands volume and pricing that follows. We believe Brands revenue grew primarily due to increased volume as we offer a solution for brands that continue to lack access to their target audience through certain traditional advertising channels that do not work with the cannabis industry, and as CBD and related cannabis-adjacent brands want to advertise to our audience.

Cost of revenue

Three Months Ended March 31,	2022	2021	Change ($)	Change (%)
Retail	$1,040	$730	$310	42%
Brands	415	360	55	15%
Total cost of revenue	$1,455	$1,090	$365	33%
Retail cost of revenue increased due primarily to a $214 increase in business platform costs, primarily data licensing fees and $94 higher website infrastructure costs, primarily hosting fees.
Brands cost of revenue also increased due to higher business platform and website infrastructure costs as described under Retail cost of revenue above, as these costs are shared across both of our segments. Partially offsetting these costs for Brands was a decrease of $57 in costs of audience extension corresponding to decreased associated revenue.
Operating expenses

Three Months Ended March 31,	2022	2021	Change ($)	Change (%)
Sales and marketing	$7,014	$3,803	$3,211	84%
Product development	3,465	3,170	295	9%
General and administrative	6,931	2,506	4,425	177%
Total operating expenses	$17,410	$9,479	$7,931	84%
Sales and marketing expenses grew as we continued our investments in this area of our business following increased funding through the issuance of the 2022 Notes. We increased advertising and marketing spending by $858 and employee compensation costs by $2,027, as we more than doubled our number of sales and marketing staff when comparing the three months ended March 31, 2022 to the same period in 2021.
Product development expenses grew primarily due to a $324 increase in professional services fees, largely related to the use of outsourced providers for staff augmentation as we continue to experience challenges in attracting software engineers, as well as due to increased costs of software.
General and administrative expenses increased due primarily to:
•a $2,360 increase in compensation, including $1,366 of stock-based compensation expenses associated with the modification of certain options held by our CEO, the hiring of several senior-level employees during the fourth quarter of 2021, and higher rates of salaries, stock-based compensation, and related benefits and bonuses in general;
•a $1,055 increase in insurance costs, primarily related to directors and officers insurance for post-Business Combination coverage; and
•a $625 increase in professional services fees, largely related to the Business Combination and becoming a public company.
Other expense

Three Months Ended March 31,	2022	2021	Change ($)	Change (%) [1]
Interest (expense) income, net	$(697)	$1	$(698)	nm
Change in fair value of derivatives	(10,397)	—	(10,397)	nm
Other expense, net	(837)	(16)	(821)	nm
Total other expense	$(11,931)	$(15)	$(11,916)	nm
1 An "nm" reference means the percentage is not meaningful.
Interest expense, net increased due to the issuance of the 2022 Notes in February of 2022 as compared to no outstanding convertible promissory notes in the comparable prior year period.
The change in fair value of derivatives is due to the recording of derivatives in connection with the Business Combination and changes in their valuations. See Note 20 to our condensed consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the period.

Other expense, net increased due to $874 of costs incurred in connection with the Business Combination, which were allocated to newly issued derivative liabilities that are recorded at fair value on a recurring basis. See Note 2 to our condensed consolidated financial statements within this Quarterly Report for information on allocation of these costs.
Non-GAAP Financial Measures
Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) and Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net loss before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net loss (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.
We present EBITDA and Adjusted EBITDA because these metrics are a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
•EBITDA and Adjusted EBITDA do not reflect interest or tax payments that may represent a reduction in cash available to us.
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.
A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,376)	$(1,109)
Interest expense, net	697	(1)
Depreciation and amortization expense	52	80
EBITDA	(18,627)	(1,030)
Stock-based compensation	1,924	181
Transaction expenses	874	—
Change in fair value of derivatives	10,397	—
Adjusted EBITDA	$(5,432)	$(849)
The increase in our loss on an EBITDA and Adjusted EBITDA basis is due to increased operating expenses offset in part by increased revenue.
Financial Condition
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash totaled $72,613 and $28,695 as of March 31, 2022 and December 31, 2021, respectively. The increase was primarily due to proceeds from the issuance of the 2022 Notes and restricted cash received through the Business Combination. See Notes 3, 11, and 13 to our condensed consolidated financial statements within this Quarterly Report for more information.

Cash flows
As compared to the three months ended March 31, 2021, cash used in operations increased by $13,637 to $14,005 for the three month period ended March 31, 2022, mainly due to increased net loss from operations. See discussion under “— Discussion of our Results of Operations” above for more information. Cash and restricted cash provided by financing increased $58,736 over this same period to $58,711 for the three months ended March 31, 2022, mainly due to proceeds from the issuance of the 2022 Notes and restricted cash in escrow relating to the Forward Share Purchase Agreements.

Stock and convertible promissory note issuances
Since our capital restructuring in 2019, we have financed a sizable portion of our operations from issuances of stock and convertible promissory notes. The proceeds of these issuances have been used to fund, among other things, working capital and capital expenditures. See more information about our stock in Note 12 and our convertible notes in Note 11 to our condensed consolidated financial statements within this Quarterly Report.
Deferred revenue
Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at March 31, 2022 is expected to be recognized in the subsequent 12-month period. See Note 9 to our condensed consolidated financial statements within this Quarterly Report for further discussion.
Contractual obligations and other planned uses of capital
We are obligated to repay any convertible notes that do not ultimately convert to equity, as well as the other operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. We intend to continue to invest in product and feature development, expanding our marketing and sales operations, improving and expanding our technology and finance infrastructure, hiring additional and retaining existing employees, pursuing strategic opportunities, and meeting the increased compliance requirements associated with our transition to and operation as a public company. In addition, we intend to add back in-person working space over time. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.
Liquidity
Leafly has incurred losses since its inception and had an accumulated deficit of $89,146 and $69,770 at March 31, 2022 and  December 31, 2021, respectively.
Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. See Note 11 to our condensed consolidated financial statements within this Quarterly Report for more information. We anticipate that our capital resources are sufficient to fund our operations for at least the following 12 months.
Forward Share Purchase Agreements and Restricted Cash
On December 22, 2021 and January 10, 2022, Merida and the Sponsor entered into Forward Share Purchase Agreements ("FPAs") with certain holders of shares of common stock issued in Merida’s initial public offering. The FPAs are also discussed in Note 13 to our condensed consolidated financial statements within this Quarterly Report.
Under the FPAs, the holders agreed not to seek redemption of up to 4,000 shares in the aggregate in connection with Merida’s special meeting to approve the Merger. The FPAs further provide that such holders shall have the right, but not the obligation, to have Leafly repurchase any such shares held by the applicable holder as of the closing and not later sold into the market at a price of $10.01 per share (with respect to 1,400 of the shares subject to the FPAs) and $10.16 per share (with respect to 2,600 of the shares subject to the FPAs) on the three-month anniversary of the closing (the “Redemption Date”); provided, however, that if certain holders sell their shares in the open market prior to the one-month anniversary of the closing at a price in excess of $10.06 per share, Leafly would pay such holders $0.05 per share sold irrespective of the sale price received by such holders. No holders sold their shares in the open market prior to the one-month anniversary of the closing.
Upon the closing of the Merger, $39,032 in cash was deposited into escrow accounts for the benefit of the holders party to the FPAs, which is recorded on Leafly's Balance Sheet in restricted cash. Leafly was informed that certain holders sold 196 shares covered by the FPAs following the closing of the Merger and before the end of the first quarter. In the event that holders with respect to the remaining 3,663 shares subject to the FPAs elected to have their shares redeemed by Leafly on the Redemption Date, Leafly would not receive any further proceeds from the escrow account.
FPA Amendments subsequent to quarter-end
On May 3, 2022, Leafly and the holders entered into amendments to the FPAs (the “Amended Agreements”). The Amended Agreements modified the price at which the applicable holder has the right, but not the obligation, to have Leafly repurchase certain shares held by the applicable holder as of the closing of the Merger and not later sold into the market to a price of $10.16 per share (with respect to 686 of the shares subject to the Amended Agreements) and $10.31 per share (with respect to 2,404 of the shares subject to the Amended Agreements). The Amended Agreements also modified the date by which such holders may elect to have Leafly repurchase their shares to August 1, 2022.
Since the date of the closing of the merger, $7,276 has been released from escrow accounts relating to the shares subject to the Amended Agreements, and accordingly, we have moved the related amounts from restricted cash to cash in the Consolidated Balance Sheets. Of this amount, $1,966 was recognized during the three months ended March 31, 2022, while the remainder was recognized thereafter but prior to filing this Quarterly Report on Form 10-Q. In connection with the Amended Agreements, certain amendments were also made to the escrow agreements in respect of such escrow accounts.
Related Party Relationships
See Note 16 to our condensed consolidated financial statements within this Quarterly Report for information on the Company's related party relationships and transactions.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Leafly is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2022.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS
We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period. There have been no material developments to the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2022 to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF INVESTMENT SECURITIES AND USE OF PROCEEDS
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number		Exhibit Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form S-1 filed with the SEC on May 5, 2022).

2.2
First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC (incorporated by reference to Exhibit 2.2 to the Company's Form S-1 filed with the SEC on May 5, 2022).

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC (incorporated by reference to Exhibit 2.3 to the Company's Form S-1 filed with the SEC on May 5, 2022).

3.1
Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on May 5, 2022).

3.2		Amended and Restated By-Laws of Leafly Holdings, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 filed with the SEC on May 5, 2022).

4.4
Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent (incorporated by reference to Exhibit 4.4 to the Company's Form S-1 filed with the SEC on May 5, 2022).

10.1
Note Purchase Agreement, dated as of January 11, 2022, between Merida Merger Corp. I and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 filed with the SEC on May 5, 2022).

31.1*
Certification of Chief Executive Officer of Leafly pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Chief Financial Officer of Leafly pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*		Certifications of Chief Executive Officer and Chief Financial Officer of Leafly pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	***	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith
+	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2022.

//   Yoko Miyashita

By: Yoko Miyashita
Chief Executive Officer
Leafly Holdings, Inc.

//  Suresh Krishnaswamy
By: Suresh Krishnaswamy
Chief Financial Officer
Leafly Holdings, Inc.

WEIL:\98628688\3\58167.0004