Form 10-Q
period 2022-06-30
Leafly Holdings, Inc. /DE
filed 2022-08-12
CIK 1785592

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 5, 2022, the registrant had 39,883,993 shares of common stock ($0.0001 par value) outstanding, net of treasury stock.

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

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

LEAFLY HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$35,398	$28,565
Accounts receivable, net of allowance for doubtful accounts of $1,469 and $1,848, respectively	3,005	2,958
Deferred transaction costs	—	2,840
Prepaid expenses and other current assets	5,323	1,347
Restricted cash	31,868	130
Total current assets	75,594	35,840
Property, equipment, and software, net	1,561	313
Total assets	$77,155	$36,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,658	$3,048
Accrued expenses and other current liabilities	6,139	8,325
Deferred revenue	2,467	1,975
Current portion of convertible promissory notes, net	—	31,377
Forward share purchase agreements derivative liability	17,763	—
Total current liabilities	29,027	44,725

Non-current liabilities
Non-current portion of convertible promissory notes, net	28,590	—
Private warrants derivative liability	3,693	—
Escrow shares derivative liability	3,481	—
Stockholder earn-out rights derivative liability	12,147	—
Total non-current liabilities	47,911	—

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value; 5,000 and 6,578 authorized, — and 6,140 issued and outstanding, and aggregate liquidation preference of $— and $19,436 at June 30, 2022 and December 31, 2021, respectively	—	1
Common stock; $0.0001 par value; 200,000 and 69,361 authorized at June 30, 2022 and December 31, 2021, respectively; 42,990 and 25,086 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	74,600	61,194
Accumulated deficit	(74,387)	(69,770)
Total stockholders' deficit	217	(8,572)
Total liabilities and stockholders' deficit	$77,155	$36,153
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$12,050	$10,588	$23,470	$20,063
Cost of revenue	1,441	1,213	2,896	2,303
Gross profit	10,609	9,375	20,574	17,760
Operating expenses
Sales and marketing	8,112	4,346	15,126	8,149
Product development	4,056	3,213	7,521	6,383
General and administrative	7,310	3,030	14,241	5,536
Total operating expenses	19,478	10,589	36,888	20,068
Loss from operations	(8,869)	(1,214)	(16,314)	(2,308)
Interest expense, net	(717)	(109)	(1,414)	(108)
Change in fair value of derivatives	24,397	—	14,000	—
Other (expense) income, net	(52)	6	(889)	(10)
Net income (loss)	$14,759	$(1,317)	$(4,617)	$(2,426)

Net income (loss) per share:
Basic	$0.39	$(0.05)	$(0.13)	$(0.10)
Diluted	$0.37	$(0.05)	$(0.13)	$(0.10)

Weighted average shares outstanding:
Basic	37,415	24,808	35,097	24,786
Diluted	42,041	24,808	35,097	24,786
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED
(in thousands)

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,140	$1	25,086	$3	$61,194	$(69,770)	$(8,572)
Net loss	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	114	—	127	—	127
Conversion of 2021 Notes into Common Stock at Merger	—	—	4,128	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock at Merger	(6,140)	(1)	6,140	1	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	(14,170)	—	(14,170)
Stockholder earnout rights derivative liability	—	—	—	—	(26,131)	—	(26,131)
Balance at March 31, 2022	—	$—	42,961	$4	$74,106	$(89,146)	$(15,036)
Net income	—	—	—	—	—	14,759	14,759
Stock-based compensation	—	—	—	—	464	—	464
Exercise of stock options	—	—	29	—	30	—	30
Balance at June 30, 2022	—	$—	42,990	$4	$74,600	$(74,387)	$217

	Three and Six Months Ended June 30, 2021
	Series A Preferred Stock		Class 1, Class 2, and Class 3 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	6,140	$1	24,752	$2	$59,812	$(57,746)	$2,069
Net loss	—	—	—	—	—	(1,109)	(1,109)
Stock-based compensation	—	—	—	—	181	—	181
Exercise of stock options	—	—	36	—	40	—	40
Balance at March 31, 2021	6,140	$1	24,788	$2	$60,033	$(58,855)	$1,181
Net loss	—	—	—	—	—	(1,317)	(1,317)
Stock-based compensation	—	—	—	—	340	—	340
Exercise of stock options	—	—	49	—	68	—	68
Balance at June 30, 2021	6,140	$1	24,837	$2	$60,441	$(60,172)	$272

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(4,617)	$(2,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	138
Stock-based compensation expense	2,388	521
Bad debt expense	640	312
Noncash lease costs	—	230
Noncash amortization of debt discount	233	—
Noncash interest expense associated with convertible debt	243	111
Noncash change in fair value of derivatives	(14,000)	—
Other	13	42
Changes in operating assets and liabilities:
Accounts receivable	(687)	(763)
Prepaid expenses and other current assets	(3,977)	(8)
Accounts payable	1,456	(458)
Accrued expenses and other current liabilities	(713)	1,206
Deferred revenue	492	494
Net cash used in operating activities	(18,380)	(601)

Cash flows from investing activities
Purchase of property, equipment, and software	(1,415)	(19)
Net cash used in investing activities	(1,415)	(19)

Cash flows from financing activities
Proceeds from exercise of stock options	157	81
Proceeds from convertible promissory notes	29,374	23,970
Proceeds from business combination placed in escrow and restricted	39,032	—
Trust proceeds received from recapitalization at closing	582	—
Transaction costs associated with recapitalization	(10,761)	—
Payments on related party payables	(18)	(210)
Net cash provided by financing activities	58,366	23,841

Net increase in cash, cash equivalents, and restricted cash	38,571	23,221
Cash, cash equivalents, and restricted cash, beginning of period	28,695	4,934
Cash, cash equivalents, and restricted cash, end of period	$67,266	$28,155

Supplemental disclosure of non-cash financing activities
Stockholder contribution for debt issuance costs	$924	$—
Conversion of promissory notes into common stock	$33,024	$—
Issuance of forward share purchase agreements	$14,170	$—
Issuance of private warrants	$3,916	$—
Issuance of sponsor shares subject to earnout conditions	$6,867	$—
Issuance of stockholder earn-out rights	$26,131	$—
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

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under U.S. GAAP, Legacy Leafly is the accounting acquirer with the Merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Notes 12 and 13, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.3283 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Merger, have been retroactively restated using the conversion ratio.

The following table provides a summary of the significant sources and uses of cash related to the closing of the Business Combination on February 4, 2022 and the cash received from escrow through June 30, 2022:

Amount in Merida's trust account ("the Trust") at closing	$90,824
Total payment to Merida public redeeming stockholders	49,466
Amount available after paying Merida redeeming stockholders	41,358
Cash to escrow for Forward Share Purchase Agreements (see Note 13)	39,032
Remaining balance	2,326
Merida expenses paid from the Trust at closing	1,744
Net cash from the Trust to Leafly at closing	582
Cash received from escrow February 4, 2022 - June 30, 2022	7,369
Net cash from the Trust to Leafly as of June 30, 2022	$7,951
The following table provides a reconciliation of the common shares related to the Merger transaction:

Merida public stockholders	4,160
Merida initial stockholders (including Sponsor and EarlyBirdCapital)	1,667
Holders of 2022 Notes (see Note 11)	38
Shares held by Sponsor in escrow that are subject to earn-out conditions (see Note 12)	1,625
Total Merida	7,490
Legacy Leafly existing securityholders	35,434
Total shares outstanding as of February 4, 2022	42,924
All shares in this table, except the Merida public stockholders and Holders of 2022 Notes shares, were subject to restrictions as to trading through August 3, 2022 ("Lock Up Restrictions").
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
These condensed consolidated financial statements are unaudited and, in management's opinion, include all adjustments, consisting of normal recurring estimates and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Actual results may differ from these estimates and assumptions. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net income (loss).
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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2021 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three and six months ended June 30, 2022 compared to our Annual Report on Form 10-K for the year ended December 31, 2021. However, certain items became material during the periods presented and therefore, we have disclosed the related accounting policies below. In addition, as a result of the Business Combination, the Company entered into certain derivative instruments that are accounted for as liabilities. These instruments and the related accounting are discussed in Notes 12, 13, and 20.

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
The Company’s estimated useful life for capitalized software is 3 years, and amortization is calculated using the straight-line method. The Company considers the useful life of capitalized software to be a significant estimate.

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

Recently Adopted Accounting Standards

None.

Accounting Pronouncements Issued But Not Yet Adopted
Management does not believe that there are any recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements or related disclosures.

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$35,398	$28,565
Restricted cash	31,868	130
	$67,266	$28,695

The June 30, 2022 restricted cash balance includes $31,663 of cash maintained in escrow related to Forward Share Purchase Agreements ("FPAs"). The cash is released upon: (i) sale of the underlying shares by the FPA-holding stockholders into the open market, thus relieving Leafly of its contingent liability to repurchase the respective shares, in which case the cash is released to Leafly; or (ii) the FPA-holding stockholders exercising their rights to put the respective shares to Leafly, in which case the cash is released to the FPA holders. Additional information regarding the FPAs is included in Notes 13 and 20.
Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining shares covered by the FPAs. Additional information is included in Note 21.
NOTE 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$3,541	$57
Other prepaid expenses	1,704	1,134
Other current assets	78	156
	$5,323	$1,347
NOTE 5 — Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers less an allowance for doubtful accounts. The following table presents the allowance for doubtful accounts and the changes therein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,682	$941	$1,848	$1,131
Add: provision for doubtful accounts, net of recoveries	764	230	640	312
Less: write-offs	(977)	(29)	(1,019)	(301)
Balance, end of period	$1,469	$1,142	$1,469	$1,142
NOTE 6 — Property, Equipment, and Software, Net
Property, equipment, and software consisted of the following:

	June 30, 2022	December 31, 2021
Furniture and equipment	$882	$1,049
Leasehold improvements	—	2
Internal-use software	1,326	—
	2,208	1,051
Less: accumulated depreciation and amortization	(647)	(738)
	$1,561	$313

The Company recognized depreciation expense of $45 and $58 for the three months ended June 30, 2022 and 2021, respectively, and $97 and $138 for the six months ended June 30, 2022 and 2021, respectively. Amortization of internal-use software was $51 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $51 and $0 for the six months ended June 30, 2022 and 2021, respectively.

Leases
The Company does not have any leases with an original term longer than twelve months as of June 30, 2022. The Company does rent office space under short-term arrangements, which are not material.
NOTE 7 — Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued bonuses	$1,170	$3,668
Other employee-related liabilities	2,819	2,131
Accrued interest	960	1,313
Other accrued expenses [1]	1,190	1,213
	$6,139	$8,325
1 There are no individual items within this balance that exceed 10% of the total of the table.
Accrued bonuses include those for executive officers of the Company. Historically, bonuses have been provided to executives on a discretionary basis. Bonus compensation is designed to hold executives accountable and reward them for individual and business performance. The Company offers an annual incentive program for its executive officers whereby they are eligible to receive target bonus payouts, of up to 50% for the CEO and 40% for other executive officers, of their base salary, with the actual bonus awarded based on a number of factors, including each executive’s individual performance, Leafly’s performance, current market and business climate, and Leafly’s financial circumstances, as determined by the Leafly board of directors.
NOTE 8 — Commitments and Contingencies
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s condensed consolidated financial statements.
NOTE 9 — Revenue and Contract Balances
The following table presents the Company's revenue by service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising	$11,899	$10,562	$23,228	$19,973
Other services	151	26	242	90
	$12,050	$10,588	$23,470	$20,063
The following table presents the Company's revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States[1]	$11,076	$9,344	$21,647	$17,887
All other countries[1]	974	1,244	1,823	2,176
	$12,050	$10,588	$23,470	$20,063

1 Calculated based on customer sold to address for the periods presented. Using the prior calculation based on billing entity address, revenue for the United States and All other countries would have been $11,421 and $629 for the three months ended June 30, 2022, $9,508 and $1,080 for the three months ended June 30, 2021, $22,156 and $1,314 for the six months ended June 30, 2022, and $18,163 and $1,900 for the six months ended June 30, 2021, respectively.
The following tables presents the Company's revenue by state:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Arizona	19%	16%	19%	17%
California	12%	10%	12%	10%
Oregon	10%	11%	10%	12%

No other state comprised 10% or more of Leafly’s revenue during the three and six months ended June 30, 2022 and 2021. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2022 and 2021.
The following table presents the Company's revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time
Retail[1]	$9,065	$8,137	$18,244	$15,952
Brands[2]	1,587	1,506	3,004	2,592
	$10,652	$9,643	$21,248	$18,544
Point in time
Brands[3]	1,398	945	2,222	1,519
	$12,050	$10,588	$23,470	$20,063
1 Revenues from subscription services and display ads.
2 Revenues from brand profile subscriptions and digital media (including display ads and audience extension).
3 Revenues from branded content and channel advertising (including direct to consumer email).

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

The following table presents the Company's deferred revenue accounts and changes in the deferred revenue accounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$2,566	$2,023	$1,975	$1,585
Add: net increase in current period contract liabilities	1,591	1,710	2,239	1,922
Less: revenue recognized from beginning balance	(1,690)	(1,654)	(1,747)	(1,428)
Balance, end of period	$2,467	$2,079	$2,467	$2,079
A majority of the deferred revenue balance as of June 30, 2022 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of June 30, 2022 or December 31, 2021.

NOTE 10 — Income Taxes
The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022 and 2021. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
As a result of the Business Combination, the Company’s federal, state, and foreign net operating loss carryforward was $53,904, $35,976 and $4,303, respectively, as of December 31, 2021. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue code. Such a limitation could result in limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.
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
As of June 30, 2022, the net carrying amount of the 2022 Notes was $28,590, which includes unamortized issuance costs and debt discount of $1,410. The estimated fair value of the convertible debt instruments was approximately $27,500 as of June 30, 2022. The fair value was measured using a combination of an income approach and Black-Scholes model, both of which are considered Level 3 inputs in the fair value hierarchy.

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

As of June 30, 2022 Leafly's authorized capital stock consisted of:
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

Preferred Stock
The Leafly board of directors is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Leafly board of directors is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly board of directors is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Leafly board of directors to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of June 30, 2022.
NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants
As of both June 30, 2022 and December 31, 2021, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the "Public Warrants"). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a merger or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants
As of both June 30, 2022 and December 31, 2021, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering

("the Private Warrants"). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
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
On May 3, 2022, Leafly and the holders entered into amendments to the FPAs (the “Amended FPAs”). The Amended FPAs modified the price at which the applicable holder has the right, but not the obligation, to have Leafly repurchase certain shares held by the applicable holder as of the closing of the Business Combination and not later sold into the market to a price of $10.16 per share (with respect to 686 of the shares subject to the Amended FPAs) and $10.31 per share (with respect to 2,404 of the shares subject to the Amended FPAs). The Amended FPAs also modified the date by which such holders may elect to have Leafly repurchase their shares to August 1, 2022. In connection with the Amended FPAs, certain amendments were also made to the escrow agreements in respect to the escrow accounts.
During the three and six months ended June 30, 2022, $5,403 and $7,369, respectively, was released from the escrow accounts due to the FPA holders selling shares in the open market, which was accordingly reclassified on the Company's balance sheet from restricted cash to cash.
Effective August 1, 2022, the FPA holders elected to have Leafly repurchase all of their remaining shares covered by the FPAs. Additional information is included in Note 21.
NOTE 14 — Equity Incentive Plans
The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn Out Plan (“Earn Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”), which are discussed below. There were no options or other equity awards granted under the plans during the three and six months ended June 30, 2022.

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

In May 2021, the Company’s board of directors granted stock options to purchase an aggregate of approximately 2,191 shares of common stock at an exercise price of $1.10 per share. These stock option grants were issued from the 2018 Plan.

The fair value of each stock option award to employees is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the six months ended June 30, 2021 (there were no grants made in 2022):

Risk-free interest rate	1.0%
Expected term in years	5.90
Expected volatility	61.2%
Expected dividend yield	0.0%

Stock option activity under the 2018 Plan for the three and six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	3,851	$1.77
Exercised	(114)	1.12
Forfeited or expired	(56)	1.08
Outstanding at March 31, 2022	3,681	$1.78	$23,918	8.62
Exercised	(29)	1.05
Forfeited or expired	(3)	2.30
Outstanding at June 30, 2022 [1]	3,649	$1.78	$11,307	8.35

Vested and exercisable	1,454	$1.00	$5,094	7.75
1 Includes 2,544, 0, and 1,105 of awards accounted for as service-based, performance-based, and market-based options, respectively, that the Company currently deems probable of vesting. The performance options vest only if gross revenue equals or exceeds certain thresholds for the years ending December 31, 2022 and 2023, while the market-based options will vest only if the price of the Company's common stock reaches a $1,000,000 market capitalization target for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Merger.
As of June 30, 2022, there was: (i) $1,597 of unrecognized compensation cost related to service-based awards, which is expected to be recognized over a weighted-average service period of approximately 1.39 years; and (ii) $2,117 of unrecognized compensation cost related to market-based awards, which is expected to be recognized over a weighted-average service period of approximately 1.78 years.

The following tables presents the classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$26	$23	$60	$50
Product development	19	71	37	112
General and administrative	419	246	2,291	359
	$464	$340	$2,388	$521
Earn Out Plan
The Earn Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of restricted stock units (“RSUs”). These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Merger. No RSUs have been awarded under the Earn Out Plan as of June 30, 2022.

Option Modification
Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 to our Chief Executive Officer to purchase 2,917 shares of common stock were modified, and a corresponding charge of $1,366 was recorded for the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital. The original award included the following vesting provisions:
•Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest upon the earlier of (a) the closing of the Initial Public Offering of the Company's common stock or (b) a change in control, provided the recipient remains in continuous service.
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
•Milestone Option: A stock option to purchase 1,458 shares of common stock will vest upon the achievement of the following milestones, provided that the recipient remains in continuous service:
◦First Milestone: 50% of the total number of shares subject to the stock option will vest if the Company's gross revenue for the year ending December 31, 2022 equals or exceeds $65,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
◦Second Milestone: 50% of the total number of shares subject to the stock option will vest if the Company's gross revenue for the year ending December 31, 2023 equals or exceeds $101,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
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
NOTE 16 — Related Party Transactions
One of Leafly's significant investors, Brendan Kennedy, is a member of the board of directors of Tilray, Inc., which is the parent company of High Park Holdings Ltd., a customer of Leafly, and has therefore been identified as a related party. During the three months ended June 30, 2022 and 2021, the Company recorded approximately $— and $112, respectively, of revenue earned from contracts with this customer, and during the six months ended June 30, 2022 and 2021, the Company recorded approximately $— and $114, respectively, of revenue earned from contracts with this customer.

In June 2021, Mr. Kennedy, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.
NOTE 17 – Defined Contribution Plan
The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement plan of $215 and $218 for the three months ended June 30, 2022 and 2021, respectively, and the Company recognized $459 and $369 for the six months ended June 30, 2022 and 2021, respectively.
NOTE 18 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

The Company considers its preferred stock to be participating securities. As of June 30, 2022, the Company had 1,625 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 — Stockholders' Equity for additional information). Net income (loss) is attributed to common stockholders and participating securities based on their participation rights. Net income (loss) is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of non-participating shares of common stock that are subject to forfeiture, stock options, preferred stock, convertible notes, and other securities outstanding. Certain securities are antidilutive and as such, are excluded from the calculation of diluted earnings per share and disclosed separately. The Class 1, 2, and 3 common shares presented below have been retroactively restated for all periods using the conversion ratio in connection with the Business Combination.

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) (A)	$14,759	$(1,317)	$(4,617)	$(2,426)
Income impact of convertible promissory notes	600	—	—	—
Total undistributed income (loss) (B)	15,359	(1,317)	(4,617)	(2,426)

Weighted average shares outstanding (C)	37,415	24,808	35,097	24,786
Dilutive effect of convertible promissory notes	2,429	—	—	—
Dilutive effect of stock-based awards	2,197	—	—	—
Common stock and common stock equivalents (D)	42,041	24,808	35,097	24,786

Net income (loss) per share:
Basic (A/C)	$0.39	$(0.05)	$(0.13)	$(0.10)
Diluted (B/D)	$0.37	$(0.05)	$(0.13)	$(0.10)
During 2022, the Class 1, 2, and 3 shares were outstanding from January 1, 2022 through February 3, 2022, while only one class of common stock was outstanding beginning February 4, 2022. During 2021, only the Class 1, 2, and 3 shares were outstanding. Following are the calculations of basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	Common	Class 1	Class 2	Class 3
Net income (loss) (A)	$14,759	$(498)	$(730)	$(89)
Income impact of convertible promissory notes	600	—	—	—
Total undistributed income (loss) (B)	$15,359	$(498)	$(730)	$(89)

Weighted average shares outstanding (C)	37,415	9,379	13,755	1,675
Dilutive effect of convertible promissory notes	2,429	—	—	—
Dilutive effect of stock-based awards	2,197	—	—	—
Common stock and common stock equivalents (D)	42,041	9,379	13,755	1,675

Net income (loss) per share:
Basic (A/C)	$0.39	$(0.05)	$(0.05)	$(0.05)
Diluted (B/D)	$0.37	$(0.05)	$(0.05)	$(0.05)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	Common	Class 1	Class 2	Class 3
Net loss	$(4,617)	$(918)	$(1,346)	$(162)
Weighted average shares outstanding	35,097	9,379	13,755	1,652
Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.10)	$(0.10)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares subject to outstanding common stock options	1,092	3,931	1,092	3,931
Shares subject to stockholder earn-out rights	5,429	—	5,429	—
Shares subject to Public Warrants	6,501	—	6,501	—
Shares subject to Private Warrants	3,950	—	3,950	—
Preferred stock	—	6,140	—	6,140
Escrow Shares	1,625	—	1,625	—
	18,597	10,071	18,597	10,071
See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and escrow shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options.
NOTE 19 — Segment Reporting
Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Retail	$9,065	$8,145	$18,244	$15,966
Brands	2,985	2,443	5,226	4,097
Total revenue	$12,050	$10,588	$23,470	$20,063
Gross profit:
Retail	8,075	7,504	16,214	14,595
Brands	2,534	1,871	4,360	3,165
Total gross profit	$10,609	$9,375	$20,574	$17,760
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
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value at June 30, 2022	Fair Value at March 31, 2022	Fair Value at February 4, 2022	Gain (Loss) Three Months Ended June 31, 2022[1]	Gain (Loss) Six Months Ended June 31, 2022[1]
Private Warrants derivative liability	3	$3,693	$7,989	$3,916	$4,296	$223
Forward share purchase agreements derivative liability	3	17,763	7,452	14,170	$(10,311)	$(3,593)
Escrow Shares derivative liability	3	3,481	10,129	6,868	$6,648	$3,387
Stockholder earn-out rights derivative liability	3	12,147	35,912	26,131	$23,765	$13,984
Total		$37,084	$61,482	$51,085	24,397	$14,000
1 Totals may not foot due to rounding

Assumptions used to determine the fair values are presented in the following sections:
Private Warrants Derivative Liability
The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	June 30, 2022	March 31, 2022	February 4, 2022
Exercise price	$11.50	$11.50	$11.50
Stock price	$4.50	$8.28	$6.53
Volatility	51.6%	36.7%	34.3%
Term (in years)	4.59	4.85	5.00
Risk-free rate	3.0%	2.4%	1.8%
Dividend yield	0.0%	0.0%	0.0%
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

Forward Share Purchase Agreements Derivative Liability
The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

	June 30, 2022	March 31, 2022	February 4, 2022
Exercise price - one agreement	$10.31	$10.16	$10.16
Exercise price - three agreements	$10.16	$10.01	$10.01
Stock price	$4.50	$8.28	$6.53
Volatility	70.4%	72.6%	63.9%
Term (in years)	0.09	0.09	0.24
Risk-free rate	1.3%	0.2%	0.2%
Dividend yield	0.0%	0.0%	0.0%
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

Escrow Shares Derivative Liability
The Escrow Shares derivative liability was calculated using a binomial lattice model and the following Level 3 inputs:

	June 30, 2022	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50
Stock price	$4.50	$8.28	$6.53
Volatility	68.0%	63.0%	64.0%
Term (in years)	2.59	2.85	3.00
Risk-free rate	3.0%	2.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.
Stockholder Earn-Out Rights Derivative Liability
The stockholder earn-out rights were valued using a binomial lattice model and the following Level 3 inputs:

	June 30, 2022	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50
First revenue trigger	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000
Stock price	$4.50	$8.28	$6.53
2022 Revenue assumption	$49,500	$55,500	$55,500
Volatility	68.0%	63.0%	64.0%
Term (in years)	2.59	2.85	3.00
Risk-free rate	3.0%	2.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%
The revenue assumption input represents the midpoint of revenue guidance the Company has provided. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTE 21 - Subsequent Events
Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company.
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
Business Overview
Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Leafly was founded in 2010 and is headquartered in Seattle with 259 employees as of June 30, 2022.

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

During the second quarter, we began to see some macro-economic impacts on the business. Our retailer, brands, and multi state operator customers signaled that their advertising budgets are under scrutiny. In addition, we saw a continuation of customer account churn in our less mature markets, which we first observed late in the first quarter. In light of the current macroeconomic environment, we are taking a more conservative view of the second half of the year and are taking steps to manage the business accordingly. We are implementing plans to reduce operating expenses and have implemented a hiring freeze. Our overall strategy remains unchanged. We will focus on maximizing efficiencies across all areas, investing in projects and products that will result in the highest returns.

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

Ending retail accounts
Ending retail accounts is the number of paying retailer accounts with Leafly as of the last month of the respective period. Retail accounts can include more than one retailer. This metric is helpful because it represents a portion of the volume element of our revenue and provides an indication of our market share.
Retailer average revenue per account
Retailer ARPA is calculated as monthly retail revenue, on an account basis, divided by the number of retail accounts that were active during that same month. An active account is one that had an active paying subscription with Leafly in the month. Leafly does not provide retailers with an ongoing free subscription offering but may offer a free introductory period with certain subscriptions. This metric is helpful because it represents the price element of our revenue.
The tables below presents these measures for the respective periods:

Three Months Ended June 30,	2022	2021	Change	Change (%)
Average Monthly Active Users ("MAUs") (in thousands)[1]	7,885	10,947	(3,062)	(28)%
Ending retail accounts[2]	5,251	4,419	832	19%
Retailer average revenue per account ("ARPA")[3]	$579	$642	$(63)	(10)%
1 Calculated as a simple average for the period presented. Using the prior calculation that excluded native apps, Average MAUs would have been 7,198 and 10,185 for the three months ended June 30, 2022 and 2021, respectively, for a decrease of 2,987, or 29%.
2 Represents the amount outstanding in the last month of the respective period.
3 Calculated as a simple average of monthly retailer ARPA for the period presented. Using the prior calculation of retailer ARPA which included retail revenue on a product basis, retailer ARPA would have been $580 and $633 for the three months ended June 30, 2022 and 2021, respectively, for a decrease of $53 or 8%.

Six Months Ended June 30,	2022	2021	Change	Change (%)
Average Monthly Active Users ("MAUs") (in thousands)[1]	7,817	10,960	(3,143)	(29)%
Ending retail accounts[2]	5,251	4,419	832	19%
Retailer average revenue per account ("ARPA")[3]	$577	$663	$(86)	(13)%
1 Calculated as a simple average for the period presented. Using the prior calculation that excluded native apps, Average MAUs would have been 7,145 and 10,173 for the six months ended June 30, 2022 and 2021, respectively, for a decrease of 3,028, or 30%.
2 Represents the amount outstanding in the last month of the respective period.
3 Calculated as a simple average of monthly retailer ARPA for the period presented. Using the prior calculation of retailer ARPA which included retail revenue on a product basis, retailer ARPA would have been $575 and $659 for the six months ended June 30, 2022 and 2021, respectively for a decrease of $84 or 13%.
MAUs decreased 28% and 29% for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to people not shopping online at the same pace as they did during the pandemic, along with a decline in organic search traffic (in particular, our news and learn sections). The Company continues to focus primarily on growing the number of supply partners on the platform, leading to year over year growth in ending retail accounts. Part of this growth in retail accounts included expanding into lower population or lower demand markets at a lower price point, a strategic decision which contributed to a decline in ARPA.

Discussion of our Results of Operations
Revenue

Three Months Ended June 30,	2022	2021	Change ($)	Change (%)
Retail	$9,065	$8,145	$920	11%
Brands	2,985	2,443	542	22%
Total revenue	$12,050	$10,588	$1,462	14%

Six Months Ended June 30,	2022	2021	Change ($)	Change (%)
Retail	$18,244	$15,966	$2,278	14%
Brands	5,226	4,097	1,129	28%
Total revenue	$23,470	$20,063	$3,407	17%
Retail
Retail revenue from digital media display ads and subscriptions from licensed dispensaries increased $660 and $216, respectively, for the three months ended June 30, 2022 and $1,449 and $777, respectively, for the six months ended June 30, 2022. Digital media display ads revenue growth was driven by increased volumes of display ads sold. Subscription sales revenue growth was also driven by increased volume, as the number of ending retail accounts increased 19% and 19% during the three and six months ended June 30, 2022, respectively, due to continued onboarding of new retail subscriptions. These increases were offset in part by an overall reduction in prices in target markets, where we sought to attract a greater number of local retailers onto our platform. In 2022, we continued use of a regional pricing model based on traffic and orders, which had the effect of decreasing overall prices within our mix of revenue during 2022 when compared to 2021, as reflected in a 10% and 13% decrease in ARPA for the three and six months ended June 30, 2022, respectively.
Brands
For the three months ended June 30, 2022, Brands revenue increased due primarily to:
•direct-to-consumer marketing revenue increase of $208;
•subscriptions revenue increase of $99; and
•revenue of $194 from newly offered licensing of data for use in brands advertising.
For the six months ended June 30, 2022, Brands revenue increased due primarily to:
•direct-to-consumer marketing revenue increase of $318;
•subscriptions revenue increase of $208;
•digital media display ads (including audience extension services) revenue increase of $204; and
•revenue of $284 from newly offered licensing of data for use in brands advertising.

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

Cost of revenue

Three Months Ended June 30,	2022	2021	Change ($)	Change (%)
Retail	$990	$641	$349	54%
Brands	451	572	(121)	(21)%
Total cost of revenue	$1,441	$1,213	$228	19%

Six Months Ended June 30,	2022	2021	Change ($)	Change (%)
Retail	$2,030	$1,371	$659	48%
Brands	866	932	(66)	(7)%
Total cost of revenue	$2,896	$2,303	$593	26%
Retail cost of revenue increased due primarily to a $192 and $405 increase in business platform costs for the three and six months ended June 30, 2022, respectively, primarily data licensing fees, and for the six months, also due to $66 higher website infrastructure costs, primarily hosting fees.

Brands cost of revenue decreased due to a decrease of $233 and $291 in costs of audience extension, corresponding to decreased associated revenue for the three and six months ended June 30, 2022, respectively. Partially offsetting these decreases for Brands were higher business platform and website infrastructure costs of $73 and $149 for the three and six months ended June 30, 2022, respectively, as described under Retail cost of revenue above, as these costs are shared across both of our segments.
Operating expenses

Three Months Ended June 30,	2022	2021	Change ($)	Change (%)
Sales and marketing	$8,112	$4,346	$3,766	87%
Product development	4,056	3,213	843	26%
General and administrative	7,310	3,030	4,280	141%
Total operating expenses	$19,478	$10,589	$8,889	84%

Six Months Ended June 30,	2022	2021	Change ($)	Change (%)
Sales and marketing	$15,126	$8,149	$6,977	86%
Product development	7,521	6,383	1,138	18%
General and administrative	14,241	5,536	8,705	157%
Total operating expenses	$36,888	$20,068	$16,820	84%
Sales and marketing expenses grew as we continued our investments in this area of our business following increased funding through the issuance of the 2022 Notes. We increased advertising and marketing spending by $1,497 and $2,356 and employee compensation costs by $1,892 and $3,919, as we more than doubled our number of sales and marketing staff, when comparing the three and six months ended June 30, 2022, respectively, to the same periods in 2021.
Product development expenses grew primarily due to a $482 and $806 increase in professional services fees for the three and six months ended June 30, 2022, respectively, largely related to the use of outsourced providers for staff augmentation. Product development expenses are reported net of $568 and $1,326 of costs capitalized to internal-use software for the three and six months ended June 30, 2022, respectively. No amounts were capitalized in 2021. See Note 6 to our condensed consolidated financial statements within this Quarterly Report for more information.
General and administrative expenses increased for the three and six months ended June 30, 2022, respectively, due primarily to:
•a $444 and $2,805 increase in compensation, including $174 and $1,933 of stock-based compensation expenses, primarily associated with the modification of certain options held by our CEO, the hiring of several senior-level employees during the fourth quarter of 2021, and higher rates of salaries, stock-based compensation, and related benefits and bonuses in general;

•a $1,408 and $2,463 increase in insurance costs, primarily related to directors and officers insurance for post-Business Combination coverage; and
•a $1,439 and $2,287 increase in professional services fees, largely related to the Business Combination and becoming a public company.
Other income and expense

Three Months Ended June 30,	2022	2021	Change ($)	Change (%) [1]
Interest expense, net	$(717)	$(109)	$(608)	nm
Change in fair value of derivatives	24,397	—	24,397	nm
Other (expense) income, net	(52)	6	(58)	nm
Total other income (expense)	$23,628	$(103)	$23,731	nm
1 An "nm" reference means the percentage is not meaningful.

Six Months Ended June 30,	2022	2021	Change ($)	Change (%) [1]
Interest expense, net	$(1,414)	$(108)	$(1,306)	nm
Change in fair value of derivatives	14,000	—	14,000	nm
Other expense, net	(889)	(10)	(879)	nm
Total other income (expense)	$11,697	$(118)	$11,815	nm
1 An "nm" reference means the percentage is not meaningful.
Interest expense, net increased due to higher principal balances of convertible promissory notes outstanding, on average, for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.
The change in fair value of derivatives is due to the recording of derivatives in connection with the Business Combination and changes in their valuations. See Note 20 to our condensed consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the periods presented.
Other expense, net increased due primarily to $874 of costs incurred in connection with the Business Combination, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis. See Note 2 to our condensed consolidated financial statements within this Quarterly Report for information on allocation of these costs.
Non-GAAP Financial Measures
Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) and Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income (loss) before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (loss) (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.
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
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$14,759	$(1,317)	$(4,617)	$(2,426)
Interest expense, net	717	109	1,414	108
Depreciation and amortization expense	97	58	149	138
EBITDA	15,573	(1,150)	(3,054)	(2,180)
Stock-based compensation	464	340	2,388	521
Transaction expenses allocated to derivatives	—	—	874	—
Change in fair value of derivatives	(24,397)	—	(14,000)	—
Adjusted EBITDA	$(8,360)	$(810)	$(13,792)	$(1,659)
The increase in our loss on an EBITDA and Adjusted EBITDA basis is due to increased operating expenses offset in part by increased revenue. See discussion of these changes under the respective headings above.
Financial Condition
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash totaled $67,266 and $28,695 as of June 30, 2022 and December 31, 2021, respectively. The increase was primarily due to proceeds from the issuance of the 2022 Notes and restricted cash received through the Business Combination. See Notes 3, 11, and 13 to our condensed consolidated financial statements within this Quarterly Report for more information.
The Company had Forward Share Purchase Agreements ("FPA") agreements with certain investors. Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining shares covered by the FPAs. Additional information is included in Note 21 to our condensed consolidated financial statements within this Quarterly Report.
Cash flows
As compared to the six months ended June 30, 2021, cash used in operations increased by $17,779 to $18,380 for the six month period ended June 30, 2022, mainly due to increased net loss from operations. See discussion under “— Discussion of our Results of Operations” above for more information. Cash and restricted cash provided by financing increased $34,525 over this same period to $58,366 for the six months ended June 30, 2022, mainly due to proceeds from the issuance of the 2022 Notes and cash and restricted cash in escrow relating to the Forward Share Purchase Agreements.

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
Deferred revenue
Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at June 30, 2022 is expected to be recognized in the subsequent 12-month period. See Note 9 to our condensed consolidated financial statements within this Quarterly Report for further discussion.

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
Liquidity
Leafly has incurred losses since its inception and had an accumulated deficit of $74,387 and $69,770 at June 30, 2022 and December 31, 2021, respectively.
Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our condensed consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes.
As discussed above under Cash, cash equivalents, and restricted cash, the Company had FPA agreements with certain investors. Additional information regarding the FPA agreements is included in Note 21 to our condensed consolidated financial statements within this Quarterly Report.
We believe that our capital resources are sufficient to fund our operations for at least the following 12 months.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2022.

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
Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2022 to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.1
Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed with the SEC on March 31, 2022).

3.2		Amended and Restated By-Laws of Leafly Holdings, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on February 10, 2022).

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
SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2022.

/s/   Yoko Miyashita

By: Yoko Miyashita
Chief Executive Officer

Leafly Holdings, Inc.

/s/  Suresh Krishnaswamy
By: Suresh Krishnaswamy
Chief Financial Officer
Leafly Holdings, Inc.