Form 10-Q
period 2022-09-30
Leafly Holdings, Inc. /DE
filed 2022-11-14
CIK 1785592

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-39119
Leafly Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 Cherry Street, PMB 88154 Seattle, Washington	98104-2205
(Address of principal executive offices)	(Zip Code)
(206) 455-9504
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	LFLY	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	LFLYW	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2022, the registrant had 40,035,568 shares of common stock ($0.0001 par value) outstanding, net of treasury stock.

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

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

LEAFLY HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$27,829	$28,565
Accounts receivable, net of allowance for doubtful accounts of $958 and $1,848, respectively	2,610	2,958
Deferred transaction costs	—	2,840
Prepaid expenses and other current assets	3,569	1,347
Restricted cash	607	130
Total current assets	34,615	35,840
Property, equipment, and software, net	2,213	313
Total assets	$36,828	$36,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,375	$3,048
Accrued expenses and other current liabilities	5,076	8,325
Deferred revenue	2,052	1,975
Current portion of convertible promissory notes, net	—	31,377
Total current liabilities	8,503	44,725

Non-current liabilities
Non-current portion of convertible promissory notes, net	28,726	—
Private warrants derivative liability	662	—
Escrow shares derivative liability	47	—
Stockholder earn-out rights derivative liability	288	—
Total non-current liabilities	29,723	—

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock; $0.0001 par value; 5,000 and 6,578 authorized, — and 6,140 issued and outstanding, and aggregate liquidation preference of $— and $19,436 at September 30, 2022 and December 31, 2021, respectively	—	1
Common stock; $0.0001 par value; 200,000 and 69,361 authorized at September 30, 2022 and December 31, 2021, respectively; 43,052 issued at September 30, 2022 and 25,086 shares issued and outstanding at December 31, 2021	4	3
Treasury stock, at cost; 3,081,086 and — shares held at at September 30, 2022 and December 31, 2021, respectively	(31,663)	—
Additional paid-in capital	89,194	61,194
Accumulated deficit	(58,933)	(69,770)
Total stockholders' deficit	(1,398)	(8,572)
Total liabilities and stockholders' deficit	$36,828	$36,153
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$11,781	$10,896	$35,251	$30,959
Cost of revenue	1,515	1,261	4,411	3,564
Gross profit	10,266	9,635	30,840	27,395
Operating expenses
Sales and marketing	6,403	4,999	21,529	13,148
Product development	3,406	3,522	10,927	9,905
General and administrative	6,489	4,949	20,730	10,485
Total operating expenses	16,298	13,470	53,186	33,538
Loss from operations	(6,032)	(3,835)	(22,346)	(6,143)
Interest expense, net	(705)	(590)	(2,119)	(698)
Change in fair value of derivatives	22,264	—	36,264	—
Other expense, net	(73)	(29)	(962)	(39)
Net income (loss)	$15,454	$(4,454)	$10,837	$(6,880)

Net income (loss) per share:
Basic	$0.43	$(0.18)	$0.31	$(0.28)
Diluted	$0.28	$(0.18)	$0.27	$(0.28)

Weighted average shares outstanding:
Basic	35,580	24,923	35,260	24,832
Diluted	43,215	24,923	38,704	24,832
See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED
(in thousands)

	Three and Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,140	$1	25,086	$3	—	$—	$61,194	$(69,770)	$(8,572)
Net loss	—	—	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	114	—	—	—	127	—	127
Conversion of 2021 Notes into Common Stock at Merger	—	—	4,128	—	—	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock at Merger	(6,140)	(1)	6,140	1	—	—	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	—	—	(14,170)	—	(14,170)
Stockholder earnout rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Balance at March 31, 2022	—	$—	42,961	$4	—	$—	$74,106	$(89,146)	$(15,036)
Net income	—	—	—	—	—	—	—	14,759	14,759
Stock-based compensation	—	—	—	—	—	—	464	—	464
Exercise of stock options	—	—	29	—	—	—	30	—	30
Balance at June 30, 2022	—	$—	42,990	$4	—	$—	$74,600	$(74,387)	$217
Net income	—	—	—	—	—	—	—	15,454	15,454
Shares canceled	—	—	(25)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	771	—	771
Exercise of stock options	—	—	1	—	—	—	1	—	1
Vesting of restricted stock units	—	—	86	—	—	—	—	—	—
Settlement of forward share purchase agreement derivative liability	—	—	—	—	—	—	(17,841)	—	(17,841)
Purchase of treasury stock	—	—	—	—	(3,081)	(31,663)	31,663	—	—
Balance at September 30, 2022	—	$—	43,052	$4	(3,081)	$(31,663)	$89,194	$(58,933)	$(1,398)

	Three and Nine Months Ended September 30, 2021
	Series A Preferred Stock		Class 1, Class 2, and Class 3 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	6,140	$1	24,752	$2	$59,812	$(57,746)	$2,069
Net loss	—	—	—	—	—	(1,109)	(1,109)
Stock-based compensation	—	—	—	—	181	—	181
Exercise of stock options	—	—	36	—	40	—	40
Balance at March 31, 2021	6,140	1	24,788	2	60,033	(58,855)	1,181
Net loss	—	—	—	—	—	(1,317)	(1,317)
Stock-based compensation	—	—	—	—	340	—	340
Exercise of stock options	—	—	49	—	68	—	68
Balance at June 30, 2021	6,140	1	24,837	2	60,441	(60,172)	272
Net loss	—	—	—	—	—	(4,454)	(4,454)
Stock-based compensation	—	—	—	—	208	—	208
Exercise of stock options	—	—	142	—	142	—	142
Balance at September 30, 2021	6,140	$1	24,979	$2	$60,791	$(64,626)	$(3,832)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$10,837	$(6,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	276	195
Stock-based compensation expense	3,159	729
Bad debt expense	1,023	841
Noncash lease costs	—	230
Noncash amortization of debt discount	369	—
Noncash interest expense associated with convertible debt	243	710
Noncash change in fair value of derivatives	(36,264)	—
Other	15	44
Changes in operating assets and liabilities:
Accounts receivable	(675)	(674)
Prepaid expenses and other current assets	(2,222)	(600)
Accounts payable	173	(3)
Accrued expenses and other current liabilities	(2,141)	1,713
Deferred revenue	77	594
Net cash used in operating activities	(25,130)	(3,101)

Cash flows from investing activities
Additions of property, equipment, and software	(2,194)	(38)
Net cash used in investing activities	(2,194)	(38)

Cash flows from financing activities
Proceeds from exercise of stock options	158	223
Proceeds from convertible promissory notes	29,374	31,470
Proceeds from business combination placed in escrow and restricted	39,032	—
Trust proceeds received from recapitalization at closing	582	—
Repurchase of common stock and settlement of forward purchase agreements	(31,303)	—
Transaction costs associated with recapitalization	(10,761)	—
Payments on related party payables	(17)	(242)
Net cash provided by financing activities	27,065	31,451

Net (decrease) increase in cash, cash equivalents, and restricted cash	(259)	28,312
Cash, cash equivalents, and restricted cash, beginning of period	28,695	4,934
Cash, cash equivalents, and restricted cash, end of period	$28,436	$33,246

Supplemental disclosure of non-cash financing activities
Stockholder contribution for debt issuance costs	$924	$—
Repurchase of common stock in other accrued expenses	$360	$—
Conversion of promissory notes into common stock	$33,024	$—
Issuance of forward share purchase agreements	$14,170	$—
Issuance of private warrants	$3,916	$—
Issuance of sponsor shares subject to earnout conditions	$6,867	$—
Issuance of stockholder earn-out rights	$26,131	$—
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

The following table provides a summary of the significant sources and uses of cash related to the closing of the Business Combination on February 4, 2022 and the cash received from escrow through September 30, 2022:

Amount in Merida's trust account ("the Trust") at closing	$90,824
Total payment to Merida public redeeming stockholders	49,466
Amount available after paying Merida redeeming stockholders	41,358
Cash to escrow for Forward Share Purchase Agreements (see Note 13)	39,032
Remaining balance	2,326
Merida expenses paid from the Trust at closing	1,744
Net cash from the Trust to Leafly at closing	582
Cash received from escrow February 4, 2022 - September 30, 2022	8,089
Net cash from the Trust to Leafly as of September 30, 2022	$8,671
The following table provides a reconciliation of the common shares related to the Merger transaction:

Merida public stockholders	4,160
Merida initial stockholders (including Sponsor and EarlyBirdCapital)	1,667
Holders of 2022 Notes (see Note 11)	38
Shares held by Sponsor in escrow that are subject to earn-out conditions (see Note 12)	1,625
Total Merida	7,490
Legacy Leafly existing securityholders	35,434
Total shares outstanding as of February 4, 2022	42,924
All shares in this table, except the shares held by Merida public stockholders and Holders of 2022 Notes, were subject to restrictions as to trading through August 3, 2022 ("Lock Up Restrictions").
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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2021 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three and nine months ended September 30, 2022 compared to our Annual Report on Form 10-K for the year ended December 31, 2021. However, certain items became material during the periods presented and therefore, we have disclosed the related accounting policies below. In addition, as a result of the Business Combination, the Company entered into certain derivative instruments that are accounted for as liabilities. These instruments and the related accounting are discussed in Notes 12, 13, and 20.

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

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$27,829	$28,565
Restricted cash	607	130
	$28,436	$28,695

The September 30, 2022 restricted cash balance includes $360 of cash maintained in escrow related to Forward Share Purchase Agreements ("FPAs"). Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company. Additional information regarding the FPAs is included in Notes 13 and 20.
NOTE 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$2,065	$57
Other prepaid expenses	1,441	1,134
Other current assets	63	156
	$3,569	$1,347
NOTE 5 — Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers less an allowance for doubtful accounts. The following table presents the allowance for doubtful accounts and the changes therein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,469	$1,142	$1,848	$1,131
Add: provision for doubtful accounts, net of recoveries	383	529	1,023	841
Less: write-offs	(894)	(93)	(1,913)	(394)
Balance, end of period	$958	$1,578	$958	$1,578
NOTE 6 — Property, Equipment, and Software, Net
Property, equipment, and software consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and equipment	$902	$1,049
Leasehold improvements	—	2
Internal-use software	2,081	—
	2,983	1,051
Less: accumulated depreciation and amortization	(770)	(738)
	$2,213	$313

The Company recognized depreciation expense of $38 and $57 for the three months ended September 30, 2022 and 2021, respectively, and $135 and $195 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of internal-use software was $90 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $141 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Leases
The Company does not have any leases with an original term longer than twelve months as of September 30, 2022. The Company does rent office space under short-term arrangements, which are not material.
NOTE 7 — Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued bonuses	$537	$3,668
Other employee-related liabilities	2,547	2,131
Accrued interest	400	1,313
Other accrued expenses [1]	1,592	1,213
	$5,076	$8,325
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
NOTE 9 — Revenue and Contract Balances
The following table presents the Company's revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising	$11,731	$10,840	$34,959	$30,813
Other services	50	56	292	146
	$11,781	$10,896	$35,251	$30,959
The following table presents the Company's revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States[1]	$11,140	$9,757	$32,787	$27,644
All other countries[1]	641	1,139	2,464	3,315
	$11,781	$10,896	$35,251	$30,959

1 Calculated based on customer sold to address for the periods presented. Using the prior calculation based on billing entity address, revenue for the United States and All other countries would have been $11,335 and $446 for the three months ended September 30, 2022, $10,041 and $855 for the three months ended September 30, 2021, $33,491 and $1,760 for the nine months ended September 30, 2022, and $28,204 and $2,755 for the nine months ended September 30, 2021, respectively.
The following tables presents the Company's revenue by state:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Arizona	19%	16%	18%	16%
California	13%	11%	11%	10%
Oregon	10%	11%	10%	12%

No other state comprised 10% or more of Leafly’s revenue during the three and nine months ended September 30, 2022 and 2021. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2022 and 2021.
The following table presents the Company's revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time
Retail[1]	$9,042	$8,606	$27,286	$24,572
Brands[2]	1,759	1,581	5,067	4,591
	$10,801	$10,187	$32,353	$29,163
Point in time
Brands[3]	980	709	2,898	1,796
	$11,781	$10,896	$35,251	$30,959
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

The following table presents the Company's deferred revenue accounts and changes in the deferred revenue accounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$2,467	$2,079	$1,975	$1,585
Add: net increase in current period contract liabilities	1,630	1,947	1,976	2,112
Less: revenue recognized from beginning balance	(2,045)	(1,847)	(1,899)	(1,518)
Balance, end of period	$2,052	$2,179	$2,052	$2,179
A majority of the deferred revenue balance as of September 30, 2022 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of September 30, 2022 or December 31, 2021.

NOTE 10 — Income Taxes
The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2021. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
As a result of the Business Combination, the Company’s federal, state, and foreign net operating loss carryforwards were $53,904, $35,976 and $4,303, respectively, as of December 31, 2021. Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue code. Such a limitation could result in limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.
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
As of September 30, 2022, the net carrying amount of the 2022 Notes was $28,726, which includes unamortized issuance costs and debt discount of $1,274. The estimated fair value of the convertible debt instruments was approximately $23,000 as of September 30, 2022. The fair value was measured using a combination of an income approach and Black-Scholes model, both of which are considered Level 3 inputs in the fair value hierarchy.

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
NOTE 12 — Stockholders’ Equity
The Consolidated Statements of Changes in Stockholders' Equity (Deficit) reflect the reverse recapitalization on February 4, 2022, as discussed in Note 1. Since the Company was determined to be the accounting acquirer in the transaction, all periods presented prior to consummation of the transaction reflect the historical activity and balances of Leafly, Inc. (other than common and preferred stock and potentially issuable shares underlying stock options and convertible promissory notes, which have been retroactively restated).

Common Stock
On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly's capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock.

As of September 30, 2022 Leafly's authorized capital stock consisted of:
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

Lock Up Restrictions

In accordance with various legal documents, the majority of our Common Stock was subject to restrictions on trading through August 3, 2022. See Note 1 for detail on Common Stock previously subject to Lock Up Restrictions.

Treasury Stock

Effective August 1, 2022, the Company repurchased 3,081 shares of its common stock at a weighted-average price of $10.28 per share for a total of $31,663, with $31,303 paid with restricted cash and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheet at September 30, 2022. These repurchases were in settlement of the Forward Purchase Agreements. See Notes 3 and 13 for additional information.

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

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 2,715 shares will be issued if and when:
•revenue for the year ending December 31, 2022 equals or exceeds $65,000 (first revenue target), or
•the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $13.50 during the two-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•a change of control occurs within the two years after the closing date of the Business Combination at the first target price or higher, or
•a pro rata portion of 2,715 shares (50%) if the revenue during the target period meets or exceeds 90% of the first revenue target.

Second Tranche

Up to 2,715 shares will be issued if and when:
•revenue for the year ending December 31, 2023 equals or exceeds $101,000 (second revenue target), or
•the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $15.50 during the three-year period beginning on the trading day after the closing date of the Merger

(as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•a change of control occurs within the three years after the closing date of the Business Combination at the second target price or higher, or
•a pro rata portion of 2,715 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target.

If the second revenue or price target is met in full, the respective first target will be deemed to have been met as well if it had not been met during the first period.

Preferred Stock
The Leafly board of directors is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Leafly board of directors is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly board of directors is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Leafly board of directors to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of September 30, 2022.
NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants
As of both September 30, 2022 and December 31, 2021, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the "Public Warrants"). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a merger or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants
As of both September 30, 2022 and December 31, 2021, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering ("the Private Warrants"). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
We account for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings. See Note 20 for additional information.

Forward Share Purchase Agreements

In December 2021 and January 2022, the Company entered into four separate FPAs with certain investors. The FPAs allowed the investors to sell and transfer common stock held by the investors, not to exceed a total of 4,000 shares in aggregate, to the Company in exchange for cash. The price to be paid by the Company was initially $10.16 per share for up to 2,600 shares and $10.01 per share for up to 1,400 shares. As required by the FPAs, $39,032 of cash was placed into escrow upon closing of the Business Combination, to be used for the share purchases. If the FPAs were not exercised by the holders within their terms of three months post-Business Combination closing, the associated funds were to be released from escrow to the Company. We account for the FPAs as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.
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
During the three and nine months ended September 30, 2022, $720 and $8,089, respectively, was released from the escrow accounts due to the FPA holders selling shares in the open market, which was accordingly reclassified on the Company's balance sheet from restricted cash to cash.
Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company. Also, in connection with the settlement, 25 shares held by Merida Holdings, LLC were canceled, according to an agreement between the Company and Merida Holdings, LLC entered into upon execution of the FPAs.
NOTE 14 — Equity Incentive Plans
The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn Out Plan (“Earn Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”), which are discussed in this Note 14 and in Note 15. Awards under the

2021 Plan are detailed below. There were no options or other equity awards granted under the 2018 Plan during the three and nine months ended September 30, 2022.

2021 Plan
The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 4,502 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 4,502 shares (adjusted pursuant to the terms of the 2021 Plan).
In August 2022, the Company’s compensation committee of the board of directors or an authorized executive of the Company granted stock options to purchase an aggregate of approximately 101 shares of common stock at an exercise price of $1.98 per share and granted 1,228 restricted stock units. Prior to such grants, no grants had been made under the 2021 Plan. See Note 21 for awards subsequent to September 30, 2022.

The fair value of each stock option award to employees is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the three and nine months ended September 30, 2022:

Risk-free interest rate	4.1%
Expected term in years	4.06
Expected volatility	74.6%
Expected dividend yield	0.0%

Stock option activity under the 2021 Plan for the three months ended September 30, 2022 (there were no stock options granted previously under this plan) was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at June 30, 2022	—	$—	$—	—
Granted	101	1.98
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2022	101	$1.98	$—	9.89

Vested and exercisable	—	$—	$—	—

As of September 30, 2022, there was $114 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 3.36 years. The weighted-average grant date fair value of options granted under the 2021 Plan for the three and nine months ended September 30, 2022 was $1.16 per share.

Restricted stock unit activity under the 2021 Plan for the three months ended September 30, 2022 (there were no restricted stock units granted previously under this plan) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at June 30, 2022	—	$—
Granted	1,228	1.98	$2,432
Vested	(173)	1.98	$325
Forfeited	(65)	1.98
Unvested at September 30, 2022	990	$1.98

As of September 30, 2022, there was $1,825 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 3.34 years.

2018 Plan
The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

In May 2021, the Company’s board of directors granted stock options under the 2018 Plan to purchase an aggregate of approximately 2,191 shares of common stock at an exercise price of $1.10 per share.

The fair value of each stock option award to employees is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the nine months ended September 30, 2021 (there were no grants made in 2022):

Risk-free interest rate	1.0%
Expected term in years	5.90
Expected volatility	61.2%
Expected dividend yield	0.0%

Stock option activity under the 2018 Plan for the quarterly periods ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	3,851	$1.77
Exercised	(114)	1.12
Forfeited or expired	(56)	1.08
Outstanding at March 31, 2022	3,681	$1.78	$23,918	8.62
Exercised	(29)	$1.05
Forfeited or expired	(3)	$2.30
Outstanding at June 30, 2022	3,649	$1.78	$11,307	8.35
Exercised	(5)	0.79
Forfeited or expired	(110)	7.75
Outstanding at September 30, 2022 [1]	3,534	$1.60	$84	8.29

Vested and exercisable	1,849	$1.18	$82	7.80
1 Includes 2,478, 0, and 1,056 of awards accounted for as service-based, performance-based, and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The performance options vest only if gross revenue equals or exceeds certain thresholds for the years ending December 31, 2022 and 2023, while the market-based options will vest only if the price of the Company's common stock reaches a $1,000,000 market capitalization target for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Merger.

As of September 30, 2022, there was: (i) $1,219 of unrecognized compensation cost related to service-based awards, which is expected to be recognized over a weighted-average service period of approximately 2.13 years; and (ii) $1,687 of unrecognized compensation cost related to market-based awards, which is expected to be recognized over a weighted-average service period of approximately 1.55 years.
The following tables presents the classification of stock-based compensation expense under the 2018 Plan and the 2021 Plan:

	Three Months Ended September 30, 2022		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$77	$15	$137	$65
Product development	86	14	123	126
General and administrative	608	179	2,899	538
	$771	$208	$3,159	$729
Earn Out Plan
The Earn Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of restricted stock units (“RSUs”). These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Merger. No RSUs have been awarded under the Earn Out Plan as of September 30, 2022.

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
The modified vesting provisions are as follows:
•Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest as follows, provided the recipient remains in continuous service: 50% upon the closing of the Business Combination and 50% upon the earlier of (i) the Company's achievement of a $1,000,000 market capitalization for any 20 during a 30-day period on or before the fourth anniversary of the closing of the Business Combination (the "Market Cap Milestone") or (ii) a change in control.
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
NOTE 15 — Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective immediately upon closing of the Merger. Pursuant to the ESPP, 1,126 shares of common stock are initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 1,126 shares (as adjusted pursuant to the terms of the ESPP). The Company's current offering period runs from September 16, 2022 through March 15, 2023. Certain employees have enrolled but no purchases had been made as of September 30, 2022.
NOTE 16 — Related Party Transactions
One of Leafly's significant investors, Brendan Kennedy, is a member of the board of directors of Tilray, Inc., which is the parent company of High Park Holdings Ltd., a customer of Leafly, and has therefore been identified as a related party. During the three months ended September 30, 2022 and 2021, the Company recorded approximately $— and $11, respectively, of revenue earned from contracts with this customer, and during the nine months ended September 30, 2022 and 2021, the Company recorded approximately $— and $125, respectively, of revenue earned from contracts with this customer.

In June 2021, Mr. Kennedy, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.
NOTE 17 – Defined Contribution Plan
The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan of $225 and $159 for the three months ended September 30, 2022 and 2021, respectively, and $684 and $528 for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 18 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Shares repurchased and held in treasury by the Company are removed from the weighted-average number of shares of common stock outstanding as of the date of repurchase.

The Company considers its preferred stock to be participating securities. As of September 30, 2022, the Company had 5,429 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 — Stockholders' Equity for additional information). Net income (loss) is attributed to common stockholders and participating securities based on their participation rights. Net income (loss) is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of non-participating shares of common stock that are subject to forfeiture, stock options, preferred stock, convertible notes, and other securities outstanding. Certain securities are antidilutive and as such, are excluded from the calculation of diluted earnings per share and disclosed separately. Because of the nature of the calculation, particular securities may be dilutive in some periods and anti-dilutive in other periods. The Class 1, 2, and 3 common shares presented below have been retroactively restated for all periods using the conversion ratio in connection with the Business Combination.
The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) (A)	$15,454	$(4,454)	$10,837	$(6,880)
Income impact of FPAs	(3,939)	—	(346)	—
Income impact of convertible promissory notes	600	—	—	—
Total undistributed income (loss) (B)	12,115	(4,454)	10,491	(6,880)

Weighted average shares outstanding (C)	35,580	24,923	35,260	24,832
Dilutive effect of FPAs	3,547	—	1,140	—
Dilutive effect of convertible promissory notes	2,477	—	—	—
Dilutive effect of stock-based awards	1,611	—	2,304	—
Common stock and common stock equivalents (D)	43,215	24,923	38,704	24,832

Net income (loss) per share:
Basic (A/C)	$0.43	$(0.18)	$0.31	$(0.28)
Diluted (B/D)	$0.28	$(0.18)	$0.27	$(0.28)
During 2022, the Class 1, 2, and 3 shares were outstanding from January 1, 2022 through February 3, 2022, while only one class of common stock was outstanding beginning February 4, 2022. During 2021, only the Class 1, 2, and 3 shares were outstanding. Following are the calculations of basic and diluted net income (loss) per share for each class of common stock (refer to the tables above for the impact of common stock equivalents on common shares for the three and nine months ended September 30, 2022):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	Common	Class 1	Class 2	Class 3
Net income (loss)	$15,454	$(1,676)	$(2,458)	$(320)
Weighted average shares outstanding	35,580	9,379	13,755	1,789
Common stock and common stock equivalents	43,215	9,379	13,755	1,789

Basic net income (loss) per share	$0.43	$(0.18)	$(0.18)	$(0.18)
Diluted net income (loss) per share	$0.28	$(0.18)	$(0.18)	$(0.18)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	Common	Class 1	Class 2	Class 3
Net loss	$10,837	$(2,598)	$(3,811)	$(471)
Weighted average shares outstanding	35,260	9,379	13,755	1,698
Common stock and common stock equivalents	38,704	9,379	13,755	1,698

Basic net income (loss) per share	$0.31	$(0.28)	$(0.28)	$(0.28)
Diluted net income (loss) per share	$0.27	$(0.28)	$(0.28)	$(0.28)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares subject to warrants	10,451	—	10,451	—
Shares subject to convertible promissory notes	—	12,240	2,428	12,240
Preferred stock	—	6,141	—	6,141
Escrow Shares	1,625	—	1,625	—
Shares subject to outstanding common stock options and RSUs	1,056	3,785	1,056	3,785
Shares subject to stockholder earn-out rights	5,429	—	5,429	—
	$18,561	$22,166	$20,989	$22,166
See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options and RSUs.
NOTE 19 — Segment Reporting
Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Retail	$9,042	$8,606	$27,286	$24,572
Brands	2,739	2,290	7,965	6,387
Total revenue	$11,781	$10,896	$35,251	$30,959
Gross profit:
Retail	7,979	7,744	24,193	22,339
Brands	2,287	1,891	6,647	5,056
Total gross profit	$10,266	$9,635	$30,840	$27,395
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
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value at September 30, 2022	Fair Value at June 30, 2022	Fair Value at February 4, 2022	Gain (Loss) Three Months Ended September 30, 2022[1]	Gain (Loss) Nine Months Ended September 30, 2022[1]
Private Warrants derivative liability	3	$662	$3,693	$3,916	$3,031	$3,254
Forward share purchase agreements derivative liability [2]	3	—	17,763	14,170	3,939	346
Escrow Shares derivative liability	3	47	3,481	6,868	3,434	6,821
Stockholder earn-out rights derivative liability	3	288	12,147	26,131	11,859	25,843
Total		$997	$37,084	$51,085	22,264	$36,264
1 Totals may not foot due to rounding.
2 The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:
Private Warrants Derivative Liability
The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	September 30, 2022	June 30, 2022	February 4, 2022
Exercise price	$11.50	$11.50	$11.50
Stock price	$0.68	$4.50	$6.53
Volatility	98.0%	51.6%	34.3%
Term (in years)	4.34	4.59	5.00
Risk-free rate	4.1%	3.0%	1.8%
Dividend yield	0.0%	0.0%	0.0%
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
Forward Share Purchase Agreements Derivative Liability
The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

	September 30, 2022	June 30, 2022	February 4, 2022
Exercise price - one agreement	N/A	$10.31	$10.16
Exercise price - three agreements	N/A	$10.16	$10.01
Stock price	N/A	$4.50	$6.53
Volatility	N/A	70.4%	63.9%
Term (in years)	N/A	0.09	0.24
Risk-free rate	N/A	1.3%	0.2%
Dividend yield	N/A	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares underlying the FPAs may be sold by the holders into the open market earlier, which in some cases they have been (see Note 13). The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Escrow Shares Derivative Liability
The Escrow Shares derivative liability was calculated using a binomial lattice model and the following Level 3 inputs:

	September 30, 2022	June 30, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50
Stock price	$0.68	$4.50	$6.53
Volatility	79.0%	68.0%	64.0%
Term (in years)	2.34	2.59	3.00
Risk-free rate	4.2%	3.0%	1.6%
Dividend yield	0.0%	0.0%	0.0%
The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability
The stockholder earn-out rights were valued using a binomial lattice model and the following Level 3 inputs:

	September 30, 2022	June 30, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50
First revenue trigger	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000
Stock price	$0.68	$4.50	$6.53
2022 Revenue assumption	$47,500	$49,500	$55,500
Volatility	79.0%	68.0%	64.0%
Term (in years)	2.34	2.59	3.00
Risk-free rate	4.2%	3.0%	1.6%
Dividend yield	0.0%	0.0%	0.0%
The revenue assumption input represents the midpoint of revenue guidance the Company had provided in the respective period. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTE 21 - Subsequent Events
Issuance of Restricted Stock Units

On October 6, 2022, the Company awarded 512,203 restricted stock units to employees and members of its board of directors, and 819,721 performance stock units to employees.

Restructuring Plan

On October 18, 2022, the Company committed to a restructuring plan (the “Restructuring Plan”), which is intended to support its strategic plan in an effort to improve operating performance and ensure that the Company is appropriately structured and resourced to deliver sustainable value to its customers and shareholders. Key activities under the Restructuring Plan include a focus on efficiency and cost-saving efforts, which includes decreasing, through attrition and layoffs, total headcount by approximately 56 employees upon the completion of the Restructuring Plan. These activities are expected to be substantially completed by the end of 2022.

The Company currently estimates it will incur cash pre-tax restructuring charges of approximately $500, primarily in the fourth quarter of 2022, as a result of the Restructuring Plan, comprised primarily of one-time severance and other employee-related termination benefits. Estimated amounts are subject to change until finalized.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that the Company no longer complies with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq’s Listing Rule 5450(b)(2)(A) and that the Company also does not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On November 2, 2022, Leafly received another letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the bid price for Leafly’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notices have no immediate effect on the listing of the Company’s common stock or warrants, and its common stock and warrants will continue to trade on The Nasdaq Global Market under the symbol “LFLY” and “LFLYW,” respectively.

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 26, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the market value of the Company’s common stock must be $50 million or more for a minimum of 10 consecutive business days at any time before April 26, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before May 1, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing The Company's failure to regain compliance during this period could result in delisting.

If the Company is not able to achieve compliance with an applicable listing standard under Listing Rule 5450(b) prior to April 26, 2023, the Company may be eligible to transfer the listing for its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirements for the Nasdaq Capital Market.

If the Company does not regain compliance with the minimum bid price requirement by May 1, 2023, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to transfer the listing of its common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.
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
Business Overview
Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Leafly was founded in 2010 and is headquartered in Seattle with 259 employees as of September 30, 2022.

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
During the second quarter and continuing into the third quarter, we began to see some macro-economic impacts on the business. Our retailer, brands, and multi state operator customers signaled that their advertising budgets are under scrutiny and, in some cases, froze their advertising spend. In addition, we saw a continuation of customer account churn in our less mature markets, which we first observed late in the first quarter. In light of the current macroeconomic environment, we are taking a more conservative view of the final quarter of the year and are taking steps to manage the business accordingly. We have implemented plans to reduce operating expenses, including an announced headcount reduction of 56 employees or approximately 21% of our workforce. We expect to incur non-recurring cash charges of approximately $500 associated with the headcount reductions during the fourth quarter of 2022. We anticipate these and other changes in our cost structure in 2022 will save approximately $16,000 in cash costs annually once all of the restructuring and other cost savings initiatives are fully implemented. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns.

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
Direct costs of the Business Combination and resulting recapitalization have been recorded to additional paid-in capital and other expense, as appropriate (see Note 2 to our condensed consolidated financial statements within this Quarterly Report), while general costs associated with becoming and operating as a public company have been expensed throughout operating expenses within our Consolidated Statements of Operations, as applicable, primarily to general and administrative. We currently anticipate we will incur approximately $8,500 to $9,500 annually in incremental cash costs of operating as a public company. This estimate does not reflect general increases in costs due to growing our business. Non-cash stock-based compensation expenses may also increase significantly as we transition to operating as a public company, leveraging our available equity, including derivatives thereof, to fund operations. These estimates and expectations may change as we begin to experience these new conditions.
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
The tables below presents these measures for the respective periods:

Three Months Ended September 30,	2022	2021	Change	Change (%)
Average Monthly Active Users ("MAUs") (in thousands)[1]	8,187	9,433	(1,246)	(13)%
Ending retail accounts[2]	5,637	4,769	868	18%
Retailer average revenue per account ("ARPA")[3]	$556	$621	$(65)	(10)%
1 Calculated as a simple average for the period presented. Using the prior calculation that excluded native apps, Average MAUs would have been 7,510 and 8,754 for the three months ended September 30, 2022 and 2021, respectively, for a decrease of 1,244, or 14%.
2 Represents the amount outstanding in the last month of the respective period.
3 Calculated as a simple average of monthly retailer ARPA for the period presented. Using the prior calculation of retailer ARPA which included retail revenue on a product basis, retailer ARPA would have been $551 and $619 for the three months ended September 30, 2022 and 2021, respectively, for a decrease of $68 or 11%.

Nine Months Ended September 30,	2022	2021	Change	Change (%)
Average Monthly Active Users ("MAUs") (in thousands)[1]	7,940	10,451	(2,511)	(24)%
Ending retail accounts[2]	5,637	4,769	868	18%
Retailer average revenue per account ("ARPA")[3]	$570	$649	$(79)	(12)%
1 Calculated as a simple average for the period presented. Using the prior calculation that excluded native apps, Average MAUs would have been 7,266 and 9,700 for the nine months ended September 30, 2022 and 2021, respectively, for a decrease of 2,434, or 25%.
2 Represents the amount outstanding in the last month of the respective period.

3 Calculated as a simple average of monthly retailer ARPA for the period presented. Using the prior calculation of retailer ARPA which included retail revenue on a product basis, retailer ARPA would have been $567 and $645 for the nine months ended September 30, 2022 and 2021, respectively for a decrease of $78 or 12%.
MAUs decreased 13% and 24% for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to people not shopping online at the same pace as they did during the pandemic, along with a decline in organic search traffic (in particular, our news and learn sections). The 13% decline for the three months ended September 30, 2022 represents a slowing rate of decline in Average MAUs and shows a sequential improvement over the decline witnessed in the second quarter of this year. The Company continues to focus primarily on growing the number of supply partners on the platform, leading to an 18% growth in year over year ending retail accounts. Part of this growth in retail accounts included expanding into lower penetration markets at a lower price point, a strategic decision which contributed to a 10% and 12% decline in ARPA for the three and nine months ended September 30, 2022, respectively.
Discussion of our Results of Operations
Revenue

Three Months Ended September 30,	2022	2021	Change ($)	Change (%)
Retail	$9,042	$8,606	$436	5%
Brands	2,739	2,290	449	20%
Total revenue	$11,781	$10,896	$885	8%

Nine Months Ended September 30,	2022	2021	Change ($)	Change (%)
Retail	$27,286	$24,572	$2,714	11%
Brands	7,965	6,387	1,578	25%
Total revenue	$35,251	$30,959	$4,292	14%
Retail
Retail revenue from digital media display ads from licensed dispensaries increased $424 and subscriptions revenue decreased $20 for the three months ended September 30, 2022 and increased $1,873 and $757, respectively, for the nine months ended September 30, 2022. Digital media display ads revenue growth was driven by increased volumes of display ads sold. The subscriptions revenue decline in the current quarter was driven by lower prices, reflecting turnover among accounts with higher ARPA combined with the acquisition of accounts with lower ARPA. For the nine-month period ended September 30, 2022, the increase in retail subscription revenue was driven by higher volume, reflected in an 18% increase in the number of ending retail accounts, offset in part by the price dynamics just discussed.

The Company's continued focus on adding ending retail accounts, with a reduction in prices in target markets, reflects a strategic decision to attract a greater number of local retailers onto our platform. In 2022, we continued use of a regional pricing model based on traffic and orders, which had the effect of decreasing overall prices within our mix of revenue during 2022 when compared to 2021, as reflected in a 10% and 12% decrease in ARPA for the three and nine months ended September 30, 2022, respectively.
Brands
For the three months ended September 30, 2022, Brands revenue increased due primarily to:
•direct-to-consumer marketing revenue increase of $193;
•digital media display ads (including audience extension services) revenue increase of $99;
•subscriptions revenue increase of $78; and
•revenue of $49 from newly offered licensing of data for use in brands advertising.
For the nine months ended September 30, 2022, Brands revenue increased due primarily to:
•direct-to-consumer marketing revenue increase of $510;
•subscriptions revenue increase of $286;
•digital media display ads (including audience extension services) revenue increase of $304; and
•revenue of $333 from newly offered licensing of data for use in brands advertising.

The Company’s current systems do not allow us to precisely quantify changes in Brands revenue attributable to price and volume. We continue to implement systems and processes that will allow us to do so. In the meantime, the information we have from our existing systems, combined with our knowledge of changes in list prices, informs the discussion of Brands volume and pricing that follows. We believe Brands revenue grew primarily due to increased volume. We offer a solution for brands that continue to lack access to their target audience through certain traditional advertising channels that do not work with the cannabis industry, and as CBD and related cannabis-adjacent brands want to advertise to our audience.
Cost of revenue

Three Months Ended September 30,	2022	2021	Change ($)	Change (%)
Retail	$1,063	$862	$201	23%
Brands	452	399	53	13%
Total cost of revenue	$1,515	$1,261	$254	20%

Nine Months Ended September 30,	2022	2021	Change ($)	Change (%)
Retail	$3,093	$2,233	$860	39%
Brands	1,318	1,331	(13)	(1)%
Total cost of revenue	$4,411	$3,564	$847	24%
Retail

Retail cost of revenue increased due primarily to a $74 and $479 increase in business platform costs, primarily data licensing fees, for the three and nine months ended September 30, 2022, respectively, and due to $47 and $170 higher website infrastructure costs, primarily hosting fees, respectively. Retail cost of revenue also increased $79 and $200 for the three and nine months ended September 30, 2022, respectively, due to increased headcount costs, generally.

Brands

Brands cost of revenue increased across nearly all components when comparing the three months ended September 30, 2022 to the prior year. Partially offsetting these increases was a decrease of $55 in costs of audience extension services, corresponding to decreased associated revenue.

Brands cost of revenue decreased for the nine months ended September 30, 2022, primarily reflecting a decrease of $346 in costs of audience extension, corresponding to decreased associated revenue. Partially offsetting this decrease were $147 higher business platform costs and $68 higher website infrastructure costs, as described under Retail cost of revenue above, as these costs are shared across both of our segments. Brands cost of revenue also increased $86 for the nine months ended September 30, 2022, due to increased headcount costs, generally.
Operating expenses

Three Months Ended September 30,	2022	2021	Change ($)	Change (%)
Sales and marketing	$6,403	$4,999	$1,404	28%
Product development	3,406	3,522	(116)	(3)%
General and administrative	6,489	4,949	1,540	31%
Total operating expenses	$16,298	$13,470	$2,828	21%

Nine Months Ended September 30,	2022	2021	Change ($)	Change (%)
Sales and marketing	$21,529	$13,148	$8,381	64%
Product development	10,927	9,905	1,022	10%
General and administrative	20,730	10,485	10,245	98%
Total operating expenses	$53,186	$33,538	$19,648	59%
Sales and marketing expenses grew as we made additional investments in this area of our business following increased funding through the issuance of the 2022 Notes, with cost temperament beginning in the third quarter as we began to implement the cost reduction activities described under "- Business Overview" above. We (decreased) increased advertising and marketing spending by $(508) and $1,848 and employee compensation costs by $1,734 and $5,652, when comparing the three and nine months ended September 30, 2022, respectively, to the same periods in 2021. We increased our number of sales and marketing staff by approximately 75% and 50%, respectively, when comparing these periods.
Product development expenses behaved similarly to sales and marketing expenses, growing with additional funding and beginning to slow as we implemented cost reduction activities. Professional services fees included within product development grew $258 and $1,064 for the three and nine months ended September 30, 2022, respectively, largely related to the use of outsourced providers for staff augmentation. Also within product development are increases in headcount costs generally offset by capitalized product development costs in 2022. Headcount costs prior to capitalization increased approximately $311 and $1,825 for the three and nine months ended September 30, 2022, respectively. Product development expenses are reported net of $755 and $2,081 of costs capitalized to internal-use software for the three and nine months ended September 30, 2022, respectively. No amounts were capitalized in 2021. See Note 6 to our condensed consolidated financial statements within this Quarterly Report for more information.
General and administrative expenses increased for the three and nine months ended September 30, 2022, respectively, due primarily to:
•a $1,385 and $3,848 increase in insurance costs, primarily related to directors and officers insurance for post-Business Combination coverage;
•a $275 and $3,079 increase in compensation, including $426 and $2,359 of stock-based compensation expenses, primarily associated with the modification of certain options held by our CEO, the hiring of several senior-level employees during the fourth quarter of 2021, and higher rates of salaries, stock-based compensation, and related benefits and bonuses in general; and
•a $(536) decrease and a $1,751 increase in professional services fees, largely related to the Business Combination and becoming a public company, offset by decreased recruiting fees as we generally moved these activities in-house and reduced our hiring during the third quarter of 2022; and
•a $264 and $732 increase in costs of software.
Other income and expense

Three Months Ended September 30,	2022	2021	Change ($)	Change (%) [1]
Interest expense, net	$(705)	$(590)	$(115)	19%
Change in fair value of derivatives	22,264	—	22,264	nm
Other expense, net	(73)	(29)	(44)	nm
Total other income (expense)	$21,486	$(619)	$22,105	nm
1 An "nm" reference means the percentage is not meaningful.

Nine Months Ended September 30,	2022	2021	Change ($)	Change (%) [1]
Interest expense, net	$(2,119)	$(698)	$(1,421)	204%
Change in fair value of derivatives	36,264	—	36,264	nm
Other expense, net	(962)	(39)	(923)	nm
Total other income (expense)	$33,183	$(737)	$33,920	nm
1 An "nm" reference means the percentage is not meaningful.
Interest expense, net increased due to higher principal balances of convertible promissory notes outstanding, on average, for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.
The change in fair value of derivatives is due to the recording of derivatives in connection with the Business Combination and changes in their valuations. See Note 20 to our condensed consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the periods presented.
Other expense, net increased for the nine months ended September 30, 2022 due primarily to $874 of costs incurred in connection with the Business Combination, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis. See Note 2 to our condensed consolidated financial statements within this Quarterly Report for information on allocation of these costs.

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
A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$15,454	$(4,454)	$10,837	$(6,880)
Interest expense, net	705	590	2,119	698
Depreciation and amortization expense	127	57	276	195
EBITDA	16,286	(3,807)	13,232	(5,987)
Stock-based compensation	771	208	3,159	729
Transaction expenses allocated to derivatives	—	—	874	—
Change in fair value of derivatives	(22,264)	—	(36,264)	—
Adjusted EBITDA	$(5,207)	$(3,599)	$(18,999)	$(5,258)

The increase in EBITDA is due to the change in fair value of the derivatives for the three and nine months ended September 30, 2022. See Note 20 to our condensed consolidated financial statements within this Quarterly Report for more information regarding the fair value of derivatives. The increase in our loss on an Adjusted EBITDA basis is due to increased operating expenses offset in part by increased revenue. See discussion of these changes under the respective headings above.
Financial Condition
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash totaled $28,436 and $28,695 as of September 30, 2022 and December 31, 2021, respectively. Explanations of our cash flows for the periods presented follow.

Cash flows
As compared to the nine months ended September 30, 2021, cash used in operations increased by $22,029 to $25,130 for the nine-month period ended September 30, 2022, mainly due to increased net loss from operations. See discussion under “— Discussion of our Results of Operations” above for more information. Cash used in investing activities increased $2,156 to a use of $2,194 due to additional investments in property and equipment in the current year. Cash and restricted cash provided by financing decreased $4,386 over this same period to $27,065 for the nine months ended September 30, 2022, mainly due to the use of financing proceeds received earlier in the year to repurchase common stock in settlement of FPAs in the third quarter of 2022. See Notes 3, 11, and 13 to our condensed consolidated financial statements within this Quarterly Report for more information.

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
Deferred revenue
Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at September 30, 2022 is expected to be recognized in the subsequent 12-month period. See Note 9 to our condensed consolidated financial statements within this Quarterly Report for further discussion.
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
Liquidity
Leafly has incurred losses since its inception and had an accumulated deficit of $58,933 and $69,770 at September 30, 2022 and December 31, 2021, respectively.
Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our condensed consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes. As discussed in Note 21 and under “— Business Overview” above, the Company announced a restructuring plan on October 18, 2022, which along with other cost cutting measures, the Company estimates will reduce annual operating costs by approximately $16,000.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

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
Item 1A. RISK FACTORS

Other than the items discussed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021:

Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward.

The Nasdaq Stock Market LLC (“Nasdaq”) requires listed companies to comply with certain standards in order to remain listed. On October 28, 2022, Leafly received a letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the minimum market value of Leafly’s listed securities had closed below the $50 million minimum market value requirement for continued listing under Nasdaq Listing Rule 5450(b)(2)(A). This letter notified the Company that it also does not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On November 2, 2022, Leafly received another letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the bid price for Leafly’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notices have no immediate effect on the listing of the Company’s common stock, and its common stock and warrants have continued to trade on the Nasdaq Global Market under the symbols “LFLY” and “LFLYW,” respectively.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 26, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the market value of the Company’s common stock must be $50 million or more for a minimum of 10 consecutive business days at any time before April 26, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before May 1, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing.

If the Company does not regain compliance with the minimum market value price requirement by April 26, 2023 the Company may be eligible to transfer the listing for its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirements for the Nasdaq Capital Market.

If the Company does not regain compliance with the minimum bid price requirement by May 1, 2023, the Company may be eligible for an additional 180 calendar day compliance period, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the staff’s determination to delist its securities, but there can be no assurance the staff would grant the Company’s request for continued listing.

The Company intends to actively monitor the bid price of its common stock and its market value of listed securities, and will consider options available to it to regain compliance with the Nasdaq listing rules. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for The Nasdaq Capital Market.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

If we are unable to execute cost-cutting measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.

We have implemented plans to reduce operating expenses, including an announced headcount reduction of 56 employees or approximately 21% of our workforce. If we do not achieve expected savings, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and features and our ability to generate future revenues. Reductions in staff could also adversely affect our ability to attract and retain key employees.

Item 2. UNREGISTERED SALES OF INVESTMENT SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 through 31, 2022	—	$—	—	$—
August 1 through 31, 2022	3,081,086	$10.28	—	$—
September 1 through 30, 2022	—	$—	—	$—
	3,081,086	$10.28	—	$—

All of the shares in the table above were repurchased in settlement of the Company's forward share purchase agreements. Please see Note 13 to our condensed consolidated financial statements within this Quarterly Report for more information.
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

3.2		Amended and Restated By-Laws of Leafly Holdings, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on February 10, 2022).

10.1*		Form of Performance Stock Unit Award Agreement, Leafly Holdings, Inc. 2021 Equity Incentive Plan

10.2*		Separation Agreement and General Release between Leafly Holdings, Inc. and Kimberly Boler, dated September 9, 2022

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
SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022.

/s/   Yoko Miyashita

By: Yoko Miyashita
Chief Executive Officer
Leafly Holdings, Inc.

/s/  Suresh Krishnaswamy
By: Suresh Krishnaswamy
Chief Financial Officer
Leafly Holdings, Inc.