Form 10-K/A
period 2021-12-31
Leafly Holdings, Inc. /DE
filed 2022-12-02
CIK 1785592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
(Amendment No. 2)
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-39119
_____________________________
Leafly Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 Cherry Street PMB 88154 Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)
(206) 455-9504
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	LFLY	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	LFLYW	The Nasdaq Stock Market LLC
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
Registrant had 40,035,568 shares of Common Stock ($0.0001 par value) outstanding as of November 25, 2022
Documents Incorporated by Reference
Information pertaining to Part III of this Form 10-K is incorporated by reference to our 2022 definitive proxy statement or, if not filed within 120 days of December 31, 2021, to an amended report on Form 10-K/A filed in the same time period.

Explanatory Note

Form 10-K(A)

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Leafly Holdings, Inc. (the “Company”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, as previously amended on May 2, 2022 (the “Original Filing”). This Amendment is being filed solely to correct the inadvertent omission of certain language in paragraph 4 of the certifications of the Company’s chief executive officer and chief financial officer filed as Exhibits 31.1 and 31.2 in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” in the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-K Interpretation 246.13, the Company is also refiling the disclosure in Part II, Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” of the Original Filing, and including an amended and restated Part IV, Item 15 “Exhibits and Financial Statement Schedules,” to include the corrected certifications noted above, as well as a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment speaks as of the original filing date of the Original Filing (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page and the Exhibit Index. Except as expressly noted in this Amendment, this Form Amendment does not reflect events occurring after the Original Filing or modify or update in any way any of the other disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used herein, when not defined, shall have the meaning ascribed in the Original Filing.
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

PART II

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

(b) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1	Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10K	12/31/21	3.1	3/31/22

3.2	Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1	Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2	Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3	Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4	Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5	Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.6	Description of Leafly's securities	10-K	12/31/21	4.6	3/31/22

10.1		Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

10.2		Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	2/4/22	10.3	2/10/22

10.4	+	Leafly Holdings, Inc. Earn Out Plan	8-K	2/4/22	10.4	2/10/22

10.5	+	The Leafly Holdings, Inc. 2021 Equity Incentive Plan	10-K	12/31/21	10.5	3/31/22

10.6	+	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan	10-K	12/31/21	10.6	3/31/22

10.7		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.8	+	Offer Letter from Leafly Holdings, Inc. to Kimberly Boler, dated August 31, 2021.	8-K	2/4/22	10.8	2/10/22

10.9	+	Offer Letter from Leafly Holdings, Inc. to Dave Cotter, dated October 27, 2021.	S-4	12/9/21	10.14	12/9/21

10.10	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.11	+	Offer Letter from Leafly Holdings, Inc. to Sam Martin, dated November 4, 2021.	S-4	12/9/21	10.16	12/9/21

10.12	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.13	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.14		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.15		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.4	12/9/21

10.16		Sponsor Agreement, dated as of August 9, 2021, by and among Merida Holdings, LLC, Merida Merger Corp. I, and Leafly Holdings, Inc.	S-4	12/9/21	10.11	12/9/21

10.17		Financing Commitment Agreement, dated as of August 9, 2021, by and among Merida Merger Corp. I, Merida Holdings, LLC, and Leafly Holdings, Inc.	S-4	12/9/21	10.13	12/9/21

10.18		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Tenor Opportunity Master Fund, Ltd.	10-K	12/31/21	10.18	3/31/22

10.19		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among (i) Merida Merger Corp., (ii) Meteora Special Opportunity Fund I, LP, and (iii) Meteora Capital Partners, LP	10-K	12/31/21	10.19	3/31/22

10.20		Forward Share Purchase Agreement entered into as of January 10th, 2022, by and among Merida Merger Corp. I and Linden Advisors LP	10-K	12/31/21	10.20	3/31/22

10.21		Forward Share Purchase Agreement entered into as of December 22, 2021, by and among Merida Merger Corp. I and Castle Creek Arbitrage,LLC	10-K	12/31/21	10.21	3/31/22

10.22	+	The Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.22	3/31/22

10.23	+	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.23	3/31/22

21.1		Subsidiaries of the Registrant	8-K	2/4/22	21.1	2/10/22

23.1	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements of its report contained in this Annual Report.

31.1	*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2022.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer