Form 10-Q/A
period 2022-03-31
Leafly Holdings, Inc. /DE
filed 2022-12-02
CIK 1785592

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 25, 2022, the registrant had 40,035,568 shares of common stock ($0.0001 par value) outstanding.

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Leafly Holdings, Inc. (the “Company”) for the quarter ended March 31, 2022 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022. This Amendment is being filed solely to correct the inadvertent omission of certain language in paragraph 4 of the certifications of the Company’s chief executive officer and chief financial officer filed as Exhibits 31.1 and 31.2 in Part II, Item 6, “Exhibits,” in the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-K Interpretation 246.13, the Company is also refiling the disclosure in Part I, Item 1, “Financial Statements,” and Item 4, “Controls and Procedures,” of the Original Filing, and including an amended and restated Part II, Item 6, “Exhibits,” to include the corrected certifications noted above, as well as a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment speaks as of the original filing date of the Original Filing (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page and the Exhibit Index. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the Original Filing or modify or update in any way any of the other disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used herein, when not defined, shall have the meaning ascribed in the Original Filing.
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