Form 10-Q/A
period 2022-06-30
Leafly Holdings, Inc. /DE
filed 2022-12-02
CIK 1785592

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

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Leafly Holdings, Inc. (the “Company”) for the quarter ended June 30, 2022 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022. This Amendment is being filed solely to correct the inadvertent omission of certain language in paragraph 4 of the certifications of the Company’s chief executive officer and chief financial officer filed as Exhibits 31.1 and 31.2 in Part II, Item 6, “Exhibits,” in the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-K Interpretation 246.13, the Company is also refiling the disclosure in Part I, Item 1, “Financial Statements,” and Item 4, “Controls and Procedures,” of the Original Filing, and including an amended and restated Part II, Item 6, “Exhibits,” to include the corrected certifications noted above, as well as a currently dated certification under Section 906 of the Sarbanes-Oxley Act of 2002.
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