Form 10-K
period 2022-12-31
Leafly Holdings, Inc. /DE
filed 2023-03-29
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $165.8 million.

Registrant had 40,777,410 shares of Common Stock ($0.0001 par value) outstanding as of March 20, 2023.

PART I

Forward-Looking Statements

This Annual Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Annual Report, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

•
discuss future expectations;
•
contain projections of future results of operations or financial condition; or
•
state other “forward-looking” information.

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

Item 1. BUSINESS

Mission

Leafly’s mission is to help people discover cannabis. We endeavor to serve as the world’s most trusted destination to discover and shop for legal cannabis. The company was founded in 2010 with the objective to demystify cannabis, a product that lived in the shadows through decades of prohibition. Tens of millions of unique visitors access Leafly each year to learn more about legal cannabis, discover what products are right for them, and to shop with regulation-compliant local businesses. Through helping people navigate their cannabis journey, Leafly helps millions of consumers discover the benefits of cannabis.

Business Description

Leafly began as a platform to provide consumers with trusted cannabis information. Since then, Leafly has evolved into a content-first, community-driven, multi-sided marketplace that connects consumers to cannabis brands and licensed retailers. We offer cannabis retailers and brands subscription-based marketplace listings that provide our broad-based cannabis audience with information, reviews, menus, and ordering and delivery options through legal retailers. Our audience — which averaged 8 million monthly active users (“MAUs”) in 2022 — chooses Leafly for our unique, original content and data.

Our Markets

As of December 31, 2022, 39 U.S. states and the District of Columbia have legalized cannabis for medical use, of which 21 states and the District of Columbia have further legalized cannabis for adult-use. In 2013, Canada legalized the commercial production and sale of medical cannabis, and in 2018 it legalized the commercial production and sale of adult-use cannabis. Several dozen other countries, including Germany, Australia, Mexico and Jamaica, permit cannabis use in some form. Leafly generates revenue in nearly all U.S. states where cannabis is legal for medical and/or adult-use and across Canada. As a content-led marketplace, we have an audience in all 50 states and almost every country where consumers have an interest in cannabis and are able to access our information platform.

Support for cannabis legalization in the U.S. remains strong, with recent polls from Gallup showing 68% support for legalizing cannabis across the country. The support is bipartisan, as evidenced by the States Reform Act by Republican members of Congress, the House's approval of the Marijuana Opportunity and Reinvestment Act, the introduction of the Cannabis Administration and Opportunity Act by Senate Majority Leader Chuck Schumer, and the passage of the Medical Marijuana and Cannabidiol Research Expansion Act after receiving bipartisan support. At the state level, efforts to end prohibition continue to make progress, with New Jersey being the latest to prepare for the launch of adult-use sales, in addition to recent license issuances expanding the medical market in the state.

Leafly has demonstrated an ability to attract and grow an audience in jurisdictions prior to any form of legalization. We do this by leveraging our extensive content library and establishing brand affinity. Building an active ecosystem with consumers prior to medical or adult-use legalization is a competitive advantage. Consumers consult our strains database and news before legalization, as access to cannabis education and information is generally not restricted, even where cannabis is prohibited. Our high-quality, high search engine optimization, or “SEO,” ranking content library therefore attracts an audience and helps increase Leafly’s brand profile across consumers. Leafly’s platform is broadly available throughout North America, with an audience that reaches beyond North America. The functionality we can provide, ranging from providing content to a robust three-sided marketplace, within each jurisdiction, depends on the state of legalization. The services we provide in any given jurisdiction adhere to the relevant governing regulations, which may allow or restrict online order reservations on third party platforms like Leafly.

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

Leafly's Consumers and Suppliers and How We Reach Them

Consumers

Leafly attracted on average 8.0 million MAUs to its platform in 2022. While Leafly primarily targets a North American audience, consumers around the world consult Leafly for education and information about cannabis and where and what to buy from licensed retailers and brands. Prevalence of cannabis consumption across consumers has increased in the last 20 years as an increasing number of states and countries have legalized cannabis for medical and/or adult-use.

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

Consumers access our content, paths towards discovery, and online order reservation tools through the Leafly website and iOS and Android mobile applications. Consumers find their way to the Leafly website primarily through organic search, using search engines like Google, Yahoo!, Bing and DuckDuckGo. Our history of creating useful content has resulted in Leafly search results ranking higher than other cannabis websites for key cannabis search terms. Consumers visit our “Learn” or “Cannabis 101” sections to learn the basics of cannabis science and products; “News” to learn about the latest developments in legalization and regulations; “Strains” to access our strains database; “Products” to access our catalog of cannabis brands and products across multiple categories; and “Dispensaries” to find listings of retailers and their menus nearest to the consumer’s location. Leafly also gathers structured feedback from consumers in the form of reviews, where consumers share their observations and experiences with a particular strain or product.

To attract consumers to our platform, we leverage multiple business-to-consumer (“B2C”) marketing initiatives, including content marketing, channel and event marketing, and public relations to drive cost-effective consumer engagement. Prior to Q3 2021, we focused on generating consumer interest through our owned channels or earned media. We believe that future deployment of capital towards paid customer acquisition will allow us to grow our visitor and customer base more effectively than organic growth alone.

Retailers and Brands

Retailers are the licensed storefronts and delivery services that sell cannabis products to consumers. Brands are the licensed producers of cannabis products or accessories that are made available for sale to consumers. We refer to retailers and brands collectively as “suppliers” on our platform and they are the purveyors of cannabis products that consumers discover on our platform while they search for the right cannabis products that fit their needs. Suppliers participate on the Leafly platform to reach Leafly's engaged cannabis consumer audience and they comprise the paying customers on our platform today.

As of December 31, 2022, we had over 11,700 retail listings on our platform, of which over 5,000 were paid. We believe the greater the number of retail listings and menu items, the more likely it is a consumer will find their desired product or strain. As of December 31, 2022, we had over 9,800 brand listings on our platform, of which an insignificant portion were paid.

Our marketing efforts to attract suppliers include a variety of strategies designed to acquire both retail and brands subscribers. We are working to attract the remaining licensed retailers not already on our platform. We are also using marketing strategies to activate more brands across our platform. Leveraging data insights, technology tools and personalized interaction via events and direct email, we seek to craft messages that resonate for sales and product adoption. Our business-to-business (“B2B”) marketing is transitioning from a primarily inbound lead generation approach to also include proactive account-based marketing designed to reach brands and licensed retailers in prioritized geographies.

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

Products and Services for Retailers

Leafly provides retailers with subscription-based offerings and advertising tools to attract our audience to their menus and ultimately, convert that audience into a community of shoppers. We also provide a suite of online tools which allow retailers to engage and communicate with consumers they acquire on our platform, including a portfolio of easy-to-use Software as a Service (“SaaS”)-based tools that allow the retailers to update their menus on the Leafly platform, create deals and promotions for consumers, manage their Leafly order reservation operations, integrate with selected POS systems, and view dashboards and analytics to help them make sales and merchandising decisions. Finally, we provide competitive market insights to retailers, which help them understand product and sales trends in their local market, track and monitor their performance across the Leafly platform, and gain insights on how to better compete to acquire new consumers via the Leafly platform.

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

Revenue from our retail partners accounted for approximately 77.6% and 78.1% of our revenue for the years ended December 31, 2022 and 2021, respectively.

Products and Services for Brands

Brands have historically relied on our digital advertising solutions, such as banner ads, branded content, and email campaigns, to engage with the Leafly audience across our platform. However, with the re-introduction of our brands subscription offering in the first half of 2021, in addition to traditional digital advertising products that we continue to sell, we now offer a subscription-based product which allows brands to create a product listing on Leafly and pay to participate in advertising and add-on activations to promote their products to shoppers on our platform. We offer brands tools for campaign creation, tracking, and targeting and audience segmentation of customers so they can offer products and promotions that are native to the consumer shopping experience on Leafly.

Revenue from our brand partners accounted for approximately 22.4% and 21.9% of our revenue for the years ended December 31, 2022 and 2021, respectively.

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

We compete with WM Technologies, Inc. (“Weedmaps”) in providing a marketplace where consumers search for products and place order reservations for those products with participating storefront and delivery retailers. However, with our content-first strategy, we are able to build demand (consumers) on our platform in advance of establishing the marketplace. This differentiates us from Weedmaps, which is a transaction-oriented marketplace and, thus, dependent on a legalization trigger to establish a foothold in any given market.

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

Historically and today, our sales efforts to attract suppliers have been primarily focused on processing inbound leads. Many cannabis brands and retailers want to list their businesses on Leafly as soon as they are ready to begin operations. Starting in the Fall of 2021, we began expanding our sales team and later reorganized teams into local market teams, focused on outbound lead generation by local market in addition to inbound. Reflecting a reduction in force implemented in the fourth quarter of 2022, as of December 31, 2022, we employed 34 individuals focused on selling, account management and customer success activities targeting retailers and 15 individuals focused on selling and implementing brand sales.

With the addition of a new Chief Commercial Officer in October 2022, we believe Leafly can expand upon its success in local markets and recreate optimal dynamics to drive our marketplace in new and emerging markets.

Advertising Platform Enhancements

Performance-based advertising products offered to retailers embed dynamism in Leafly’s business model, as described in the section titled “Products and Services – Retailers” and “Products and Services – Brands” above. Currently, those ad units are priced and offered by our sales teams. By creating more ad inventory and investing in technology to introduce bidding tools, Leafly is able to more dynamically price those advertising units based on market demand. We believe market-based pricing, and greater automation in selling those ad units, present opportunities for revenue growth in 2023 and beyond.

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

Concentration of Markets and Customers

For the year ended December 31, 2022, Leafly derived approximately 18%, 12% and 10% of its revenue from customers in Arizona, California and Oregon, respectively. No other state comprised 10% or more of Leafly’s revenue. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2022.

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

We hold issued US Patents and have filed and maintained foreign and US patent applications to protect our software, algorithms, and technology interface.

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

Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section entitled “Risk Factors — Risks Related to Our Intellectual Property.”

People Operations and Human Capital Resources

Reflecting a reduction in force implemented in the fourth quarter of 2022, as of December 31, 2022, Leafly had 204 employees. We categorize our company into three teams: sales and marketing, product development, and general and administration. Within those three categories we had approximately 104, 63 and 37 employees, respectively. Of these employees, 194 were located in the U.S. and 10 were located in Canada.

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

Regulatory restrictions on our suppliers also may restrict the extent to, or manner in, which they can use our services. In many jurisdictions, licensed cannabis businesses are subject to laws and regulations that restrict the manner in which they can advertise. For example, licensees generally are prohibited from advertising to those under the legal age of cannabis consumption in that jurisdiction. Licensees in many jurisdictions are required to include disclaimers in advertisements. Depending on the jurisdiction, licensees may be prohibited from depicting cannabis or cannabis products in advertising, making health or therapeutic claims about cannabis or cannabis products, or encouraging over-consumption of cannabis, among others. For example, licensees in Michigan may not advertise themselves as “dispensaries,” licensees in Illinois may not include in advertisements any images of a cannabis leaf or bud, and licensees in Oregon may only use advertising that targets cell phones (e.g., hyper-local marketing) if the advertising is within an app the user has installed, the user has confirmed they are of legal age, and the app provides an opt-out feature. These restrictions indirectly affect Leafly by restricting the manner in which its clients can advertise on the Leafly website or Leafly app. In some jurisdictions, licensees may be prohibited from using third-party platforms (like Leafly) for ordering, preventing those licensees from using Leafly’s reservation and ordering services, which are part of our paid subscription service. Jurisdictions change these laws and regulations, sometimes frequently, which may affect Leafly in ways we cannot predict.

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

Business Combination with Merida Merger Corp. I

On February 4, 2022, Leafly Holdings, Inc. (“Legacy Leafly”) consummated a business combination with Merida Merger Corp. I, Merida Merger Sub, Inc. (“Merger Sub I”), and Merida Merger Sub II, LLC (“Merger Sub II”), whereby (a) Merger Sub I merged with and into Legacy Leafly (the “Initial Merger”), with Legacy Leafly being the surviving entity (the “Initial Surviving Company”) of the Initial Merger and Legacy Leafly’s shareholders receiving shares of common stock of Merida in exchange for their equity securities of Legacy Leafly, and (b) immediately following the Initial Merger and as part of the same overall transaction as the Initial Merger, the Initial Surviving Company merged with and into Merger Sub II (the “Final Merger” and, together with the Initial Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Final Merger. As a result of the Mergers, Legacy Leafly became a wholly owned subsidiary of Merida and was renamed Leafly, LLC, Merida was renamed Leafly Holdings, Inc. (“New Leafly”), and the securityholders of Legacy Leafly became securityholders of Merida. We sometimes refer to the Mergers and the other transactions contemplated by the merger agreement and the other agreements being entered into by Merida and Legacy Leafly in connection with the Mergers as the “Business Combination” and to Merida following the Business Combination as “New Leafly.”

Information about our Executive Officers

Our executive officers as of the date of this Annual Report were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information

Yoko Miyashita	48

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

Suresh Krishnaswamy	54

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at investor.leafly.com. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as all of the other information contained in this report, including our consolidated financial statements and the notes thereto, and other filings we make with the SEC before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, operating results and cash flow. In such case, the trading price of our common stock could decline and you could lose some or all of your investment.

RISK FACTOR SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business operations, industry, and financial results. You should read this summary together with the more detailed risk factors that immediately follows this summary.

Risks Relating to Our Business and Industry

•
We have a relatively short operating history in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•
The legal cannabis industry and market are relatively new, and this industry and market may not continue to exist or develop as anticipated, or we may ultimately be unable to succeed in this new industry and market.
•
Expansion of our business is dependent on the continued and future legalization of cannabis.

Operational Risks

•
We have a history of operating losses, and we may not achieve or maintain profitability in the future, especially as we continue to invest in the growth of our business.
•
If we fail to maintain and expand our brand and retailer client base, our revenue and our business will be harmed.
•
Our international operations involve additional risks, and our exposure to these risks will increase as we expand internationally.
•
Our payment system and the payment systems of our suppliers depend on third-party providers and are subject to evolving laws and regulations.
•
The traffic to our website and mobile application may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.
•
If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.
•
If our current marketing model is not effective in attracting new brand and retailer clients, we may need to employ higher-cost sales and marketing methods to attract and retain brand and retailer clients, which could adversely affect our profitability.
•
We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
•
We face potential liability and expense for legal claims based on the content on our platform.
•
We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

Regulatory Risks

•
Our business is dependent on U.S. state laws and regulations and Canadian federal and provincial laws and regulations pertaining to the cannabis industry.
•
The laws and regulations regarding hemp-derived products are unsettled, and an adverse change in U.S. federal policy towards our suppliers would materially affect our business and operations.

•
We cannot ensure that our suppliers will conduct their business activities in a manner compliant with regulations and requirements applicable to the cannabis industry.
•
We are subject to governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business.
•
Our business and operating results may be harmed if we are deemed responsible for the collection and remittance of state sales taxes or other indirect taxes for suppliers using our order functionality.

Additional Risks Related to the Cannabis Industry

•
Cannabis remains illegal under U.S. federal law and, therefore, strict enforcement of U.S. federal laws regarding cannabis would likely result in our inability to execute our business plan.
•
Our business and our suppliers are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our suppliers to legal claims or otherwise adversely affect our business.
•
We are dependent on our banking relationships, and due to our connection with the cannabis industry, we may have difficulty accessing or consistently maintaining banking or other financial services.
•
Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Risks Related to Our Intellectual Property

•
We are, and may in the future be, subject to disputes and assertions by third parties that we violate their intellectual property rights. These disputes may be costly to defend and could harm our business and operating results.
•
Failure to protect or enforce our intellectual property rights could harm our brand, business and results of operations.

Public Company and Financial Reporting Risks

•
Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.
•
We will continue to incur increased costs and obligations as a result of being a public company.
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Risks Relating to Ownership of our Common Stock

•
We qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
•
Our stock price may be volatile and may decline regardless of our operating performance.
•
An active trading market for our common stock may not be sustained.
•
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

We have a relatively short operating history in an evolving industry that may not develop as we anticipate, if at all. Both our short operating history and the pace of dramatic change in the cannabis industry makes it difficult to assess our future prospects, and you should evaluate our business in light of the risks and difficulties we may encounter as the industry continues to evolve. These risks and difficulties include our ability to, among other things:

•
increase the number of users of our website and mobile applications (which we refer to as our “platform”), the number of reviews and other content on our platform and our revenue;
•
successfully implement and scale our online order reservation system, by attracting new retailers and brands (which we refer to from time to time, collectively, as “suppliers”) while simultaneously converting visitors to our platform into customers of our suppliers;
•
effectively monetize our mobile applications as usage continues to migrate toward mobile devices;
•
manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising partners, many of which may only have limited or no online advertising experience;
•
successfully compete with existing and future providers of other forms of offline and online advertising;
•
successfully compete with other companies that are currently in, or may in the future enter, the business of providing order reservation, e-commerce, online ordering, and/or delivery services related to cannabis products and services;
•
successfully expand our business in new and existing markets, both domestic and international;
•
successfully develop and deploy new features and services;
•
avoid interruptions or disruptions in our platform or services;
•
adapt to rapidly evolving trends in the cannabis industry and the way consumers and cannabis industry businesses interact with technology;
•
develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and services;
•
hire, integrate and retain talented sales and other personnel;
•
effectively manage rapid growth in our sales force, personnel and operations;
•
effectively partner with other companies; and
•
successfully navigate complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments applicable to cannabis and cannabis-related businesses.

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

In addition to being subject to general business risks applicable to a business involving a technology product in a regulated industry, we need to continue to build brand awareness for the Leafly platform and make significant investments in our business strategy, including by introducing new services and platform features into the markets in which we operate, expanding our international presence and continuing our regulatory compliance efforts. These activities may not promote our services and platform features as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share.

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

The market for information, advertising and online ordering regarding cannabis products and suppliers is intensely competitive, characterized by low barriers to entry and is rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. We face competition from media companies, including but not limited to direct competitors such as High Times, Wikileaf and Allbud; offline media companies and service providers; newspaper, television, and other media companies; advertising platforms such as Weedmaps, but also general two-sided markets such as Yelp and internet search engines such as Google; online marketplaces such as Weedmaps, Dutchie, Eaze, and iHeartJane; e-commerce platforms like Amazon and Shopify; various business services providers such as Springbig, Meadow, Leaflink, Growflow and Metrc; and traditional customer relationship management service providers such as SAP and Salesforce. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share, large existing user bases, more favorable regulatory regimes due to disparities in the geographic distribution of customer bases, location of operations or other factors, and greater financial, technical and other resources. These companies may use these advantages to offer services similar to ours at a lower price, develop different services and platform features to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or supplier requirements. In particular, if restrictions on cannabis advertising ease, major internet companies, such as Alphabet and Meta, may begin developing and marketing online advertising offerings directly to cannabis businesses, and many of our advertising partners and potential advertising partners may choose to purchase online advertising solutions from these competitors and may reduce their purchases of our advertising solutions. As the cannabis industry matures and the market increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments.

Moreover, as the legalization of cannabis continues, cannabis businesses could experience consolidation as existing cannabis businesses seek to obtain greater market share, greater access to funding and resources and purchasing power and new entrants seek to establish a significant market presence. Consolidation of the cannabis markets could reduce the size of our potential supplier base and give remaining suppliers greater bargaining or purchasing power. This may in turn erode the prices for our advertising solutions and result in decreased margins. Consolidation could particularly affect smaller cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our services, including our advertising solutions. In addition, as macroeconomic conditions impact our customers, the overall size of the market in which we compete may grow more slowly or contract.

For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile application and the number of businesses that use our advertising solutions. Accordingly, we may face pressure to reduce the price of our advertising solutions, in which case our business, financial condition, and results of operations would be harmed.

If users do not value the quality and reliability of the reviews and other content that we display on our platform, they may stop or reduce the use of our services, which could adversely impact the growth of our business.

Our success depends in part on the quality of the reviews and other content that we display on our platform, both original content as well as third-party submissions, including whether they are helpful, up-to-date, unbiased, relevant, unique and reliable. If users do not value the content on our platform, they may stop or reduce the use of our services, and traffic to our website and on our mobile application would decline. If our user traffic declines, our suppliers may stop or reduce their use of services or advertising solutions offered on our platform. As a result, our business could be negatively affected if we fail to obtain high quality content from our contributors, or if the content we display is perceived to be unhelpful, out-of-date, biased, irrelevant, not unique or unreliable. We must therefore ensure that our services and platform features are attractive to users, and invite them to contribute. In addition, users who contribute content to our platform may provide content to our competitors. If they do so, the value of our content may decline relative to other available services and platform features, and our business may be harmed.

While we attempt to filter or remove content that may be offensive, biased, unreliable or otherwise unhelpful, we cannot guarantee the effectiveness or adequacy of these efforts. If we fail to filter or remove a significant amount of content that is offensive, biased, unreliable, or otherwise unhelpful, or if we mistakenly filter or remove a significant amount of valuable content, our reputation and brand may be harmed, users may stop using our products, and our business, financial condition, and results of operations could be adversely affected.

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

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•
our ability to attract new advertising partners and retain existing advertising partners;
•
our ability to accurately forecast revenue and appropriately plan our expenses;
•
the effects of changes in search engine and app store placement and prominence;
•
the effects of increased competition in our business;
•
our ability to successfully expand in existing markets, enter new markets and manage our international expansion;
•
the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•
the ability of licensed cannabis markets to successfully grow and outcompete illegal cannabis markets;
•
our ability to protect our intellectual property;
•
our ability to maintain an adequate rate of growth and effectively manage that growth;
•
our ability to maintain and increase traffic to our website and mobile application;
•
our ability to keep pace with changes in technology;
•
the success of our sales and marketing efforts;
•
costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•
changes in laws or regulations affecting our business;
•
our ability to operate as a public company, which requires substantial management attention and additional costs;

•
interruptions in service and any related impact on our reputation;
•
the attraction and retention of qualified employees and key personnel;
•
our ability to choose and effectively manage third party service providers;
•
our ability to successfully manage any acquisitions of businesses, solutions or technologies;
•
the impact of risks related to health crises, such as the ongoing COVID-19 pandemic and potential governmental and other restrictions resulting therefrom;
•
the effects of natural or man-made catastrophic events;
•
changes in consumer behavior with respect to local businesses;
•
the effectiveness of our internal controls; and
•
changes in our tax rates or exposure to additional tax liabilities.

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

Operational Risks

We have a history of operating losses, and we may not achieve or maintain profitability in the future, especially as we continue to invest in the growth of our business.

We have incurred significant cumulative operating losses since our inception, including net income of $5.1 million compared to a net loss of $12.0 million for the calendar years ended December 31, 2022 and 2021, respectively. We implemented plans to reduce operating expenses, including headcount reductions in October 2022 and March 2023. While we took these steps to reduce our expenses, we expect to continue to make significant investments to support platform feature development, expand our service offerings, expand our marketing, sales and community management operations, improve and expand our technology infrastructure, hire additional employees, pursue strategic opportunities, meet public company compliance requirements and otherwise support our operations and growth. If we do not achieve expected savings from our most recent cost-saving measures, or our operating costs increase more than we expect as a result of continued investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and features and our ability to generate future revenues. Reductions in staff could also adversely affect our ability to attract and retain key employees.

Notwithstanding our current efforts to manage costs, our growth to date has placed substantial demands on management and our operational infrastructure. As we continue to evolve our business, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow over time.

If our efforts to grow our business are more costly than we expect, we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, and the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, any such future losses, together with the net losses and negative cash flows from operations incurred to date, will have an adverse effect on our shareholders’ accumulated deficit and working capital. Because of the numerous risks and uncertainties associated with our business and the cannabis industry, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the value of common stock may also cause you to lose all or part of your investment.

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have incurred recurring operating losses, used cash from operations, and relied on the capital raised in our merger transaction to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for the next twelve months. We recently implemented restructuring plans, including reductions in force and other cost cutting measures, which are expected to reduce our costs, preserve our capital and strengthen our financial position and which we believe alleviate the substantial doubt about our ability to continue as a going concern. While we continue to believe we will operate as a going concern, there can be No assurances that this will continue to be the case, particularly if our restructuring plans are not successful and do not result in the cost-savings we expect. If we do not achieve the expected savings, or our operating costs increase more than we expect, our total operating costs would be greater than anticipated, which could have a material adverse impact on our ability to continue as a going concern, which in turn would have a material adverse impact on our business and financial condition.

If we fail to maintain and expand our brand and retailer client base, our revenue and our business will be harmed.

In the fiscal year ended December 31, 2022, substantially all of our revenue was generated by (a) the sale of advertising solutions, and (b) subscription listing fees. Our ability to grow our business depends on our ability to maintain and expand our brand and retailer client base. To do so, we must convince prospective advertising partners of the benefits of our advertising solutions, including providing additional information and context to those prospective advertisers who may not be familiar with our solutions (such as those in new markets). We must also convince existing and prospective advertising partners alike that our advertising solutions work to their benefit. Additionally, our policy to decline acceptance of advertising or listings from companies that cannot demonstrate proper licensure may cause us to limit our advertising base and forgo certain revenue opportunities. Failure to maintain and expand our advertising partner base could harm our business.

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

Our traffic is global, and we expect to expand our international operations by accessing new markets abroad and expanding our offerings in new languages. Our platform is primarily available only in English. We may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires, and will require considerable and growing, management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

•
recruiting and retaining qualified, multi-lingual employees, including sales personnel;
•
increased competition from local websites and guides and potential preferences by local populations for local providers;
•
compliance with applicable foreign laws and regulations, including different cannabis, privacy, censorship and liability standards and regulations, different intellectual property laws and certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions and termination requirements;
•
providing services in different languages for different cultures, which may require that we modify our services and platform features to ensure that they are culturally relevant in different countries;
•
the enforceability of our intellectual property rights;
•
credit risk and higher levels of payment fraud;
•
increased travel, infrastructure and compliance costs associated with multiple foreign locations;
•
compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;
•
export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Treasury Department’s Office of Foreign Assets Control;
•
currency exchange rate fluctuations;
•
foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•
political and economic instability in some countries;
•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•
higher costs of doing business internationally.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible.

It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks, or fraud, ransomware or security attacks. We may not be able to implement adequate preventative measures or halt such attacks, and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users, suppliers and advertising partners and increase engagement on our website and mobile application. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. Furthermore, any actual or perceived distributed denial of service (“DDoS”) attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, litigation, require us to expend significant capital and other resources to remediate the incident, and cause increased cybersecurity protection costs. For more information, see “- General Risks - If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform” and “We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results” below.

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

To some extent, we rely on data about certain products or businesses from third parties, including their respective websites and third parties that license such information to us. We also rely on third parties for other aspects of our business, such as mapping functionality and administrative software and back office solutions. From time-to-time, certain third-party service providers (including in the ERP, payroll, HRIS, tax compliance, back office finance and SMS services fields) have terminated their relationship with us based on our involvement in the cannabis industry. Others with whom we may have desired to form a relationship have declined our requests on the same basis. If these third parties decline to work with us, provide inaccurate or incorrect information, experience difficulty meeting our requirements or standards, or our licenses are revoked or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. In addition, if such third party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertising partners with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. Furthermore, if a sufficient number of third parties decline to work with us, we may have a limited number of third party service providers available to meet our business needs, which may limit our ability to negotiate favorable prices and terms. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.

Our payment system and the payment systems of our suppliers depend on third-party providers and are subject to evolving laws and regulations.

We have engaged third-party service providers to perform credit and debit card processing services for suppliers’ payments to us. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to process payments could be adversely affected and our business could be harmed. Additionally, some of our suppliers use similar third-party providers for processing services. If these service providers do not perform adequately or if the relationships of our suppliers with these service providers were to terminate, the ability of our suppliers to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially affected by tensions between federal and state treatment of the cannabis and other industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our suppliers the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our suppliers in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our suppliers using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “— Additional Risks Related to the Cannabis Industry — Leafly’s operations may be negatively affected by the way other private companies interpret laws and regulations applicable to the cannabis industry, or their policies and practices with respect to the cannabis industry,” “Additional Risks Related to the Cannabis Industry — We are dependent on our banking relationships, and due to our connection with the cannabis industry, we may have difficulty accessing or consistently maintaining banking or other financial services” and “— Regulatory Risks — We are subject to governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business” below.

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

We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or supplier base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and suppliers may have multiple accounts. As a result, the data we report may not be accurate. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. For more information regarding such metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.” Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or supplier base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or supplier base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

We rely on traffic to our website from search engines like Google, Yahoo!, Bing and DuckDuckGo, as well as paid digital advertising and social media marketing. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google, Yahoo!, Bing and DuckDuckGo. In total, search engines accounted for approximately 73% of the sessions on our platform during 2022. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or platform features or the services or platform features of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations, particularly if our competitors are permitted to engage in paid promotion.

Google in particular is the most significant source of traffic to our website, accounting for more than 97% of the search engine-generated sessions on our platform in 2022. Since Google does not allow us to engage in paid promotion of our website, we rely on organic prominence. Our success depends in part on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, the continued inability to engage in paid promotion could have a substantial negative effect on our business and results of operations.

Our ability to place digital advertisements for the Leafly platform is constrained because certain large digital ad networks, such as those owned or operated by Alphabet, Amazon, Microsoft, Meta and Twitter, do not allow us to advertise. As a result, we are limited to digital ad placements on independently owned websites, such as certain local news websites.

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

We have experienced challenges with Apple’s AppStore and Google’s Play Store with regard to the implementation of certain features in our iOS and Android applications, respectively. Historically, Apple did not permit us to deploy our “Pickup” online order reservation features to users based in the United States, although Apple now allows consumers to pre-order through iOS applications. Apple has on occasion rejected application updates for various reasons, including the claimed basis that digital advertising for cannabis violates their Terms of Service. When necessary, we have implemented workarounds, including directing users to mobile web applications; however, these solutions are suboptimal, can be frustrating to users, and could hinder awareness or adoption of platform features or services which are important to our future growth. If we experience difficulties in the future in integrating our mobile application into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, or if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore or the Google Play Store, or if we face increased costs to distribute our mobile application, our future growth and our results of operations could suffer.

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

We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DDoS attacks, or other security-related incidents, and our business interruption insurance may be insufficient to compensate us for related losses that may occur. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of supplier or consumer data.

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

For content that we publish or provide ourselves, we have editorial procedures in place to provide quality control of the information. However, we cannot provide assurance that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert our management’s attention away from our operations. In addition, our business is based on establishing the reputation of our platform as a trustworthy and dependable source of educational information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

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

We may not be able to obtain additional financing on terms favorable to us, if at all, including as a result of macroeconomic conditions such as a severe or prolonged economic downturn. Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our business. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, inflation, economic downturn or uncertainty, monetary policies, failures of financial institutions, U.S. debt management concerns, and U.S. debt limit and budget disputes, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Current macroeconomic conditions have negatively impacted the U.S. banking sector, including for example, the recent closures and FDIC receiverships of Silicon Valley Bank and Signature Bank. Although we do not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the U.S. banking system caused by these or similar developments.

In addition, due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, our business may be harmed, our stock price may fall, and you may lose your investment.

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

In the United States, despite cannabis being legalized under state law in some form in many states and notwithstanding the federal government’s tolerance of state legalization schema, cannabis continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”). The CSA makes it a federal crime to possess, grow, process, distribute, or sell cannabis or cannabis products in the United States, even in states in which medical or recreational cannabis has been legalized under state law. It is also a federal crime to aid and abet another in possessing, growing, distributing, processing or selling cannabis or cannabis products, and it can be illegal to engage in certain transactions with those possessing, growing, distributing, processing, or selling cannabis or cannabis products, if the goal of the transactions is to promote those activities or conceal that the source of the proceeds in the transaction came from those activities. We do not possess, grow, distribute, process, or sell cannabis in the United States. However, there is a risk that federal prosecutors may seek to apply the CSA and other laws to us, that U.S. courts may change their interpretation of the CSA, and that violations of any U.S. federal laws and regulations, such as the CSA, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture.

In Canada, the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. As required by the Cannabis Act, the Canadian Minister of Health is conducting a legislative review of the Cannabis Act to assess progress made towards the Cannabis Act's objectives, identify areas to improve in the legislation, and give advice on areas to improve or reform. The Minister of Health will report its findings from the legislative review to both Houses of Parliament 18 months after starting the review, which could lead to changes being made to the Cannabis Act, including changes that may have negative impacts on the cannabis industry and our business.

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change in regulations or even the speed of changes to regulations, more vigorous enforcement thereof or other unanticipated events could require us to incur substantial costs associated with compliance, to alter our business plan or give rise to material liabilities, and could materially and adversely affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which our business may be subject. Although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that regulations may be enacted in the future that will require us to obtain such a license in order to provide our services in a particular jurisdiction or that will otherwise seek to substantially regulate our business and there can be no assurances that we will be able to obtain such licenses. These laws change frequently and may be difficult to interpret and apply. For example, the Florida Department of Health (“FL DOH”) made a determination that licensed dispensaries’ use of our online ordering reservation system violated Florida's statutory requirement that no third parties be directly involved in dispensing cannabis. We filed a legal challenge against the FL DOH, alleging that it had wrongfully promulgated an un-adopted rule, which erroneously interpreted the statute. In October 2021, the administrative law judge issued a final order that the FL DOH’s policy of prohibiting online third-party pre-reservation services was in fact an unadopted rule. In response, the FL DOH adopted an emergency rule to maintain its policy. As a result, our suppliers in Florida that previously ceased use of the online ordering feature must obtain regulatory approval to resume using these features and, as a result, our business in Florida continues to be adversely affected.

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

Except in limited circumstances, U.S. federal law, and more specifically the CSA, proscribes the cultivation, processing, distribution, sale, and possession of cannabis. Although the Agriculture Improvement Act of 2018 removed hemp and hemp-derived cannabinoids that test below 0.3% delta-9 THC from the definition of “marihuana” in the CSA, and Omnibus Spending bills (described below) have protected state medical cannabis programs, cannabis remains a Schedule 1 controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the possession, growing, processing, distribution, sale and use of cannabis and cannabis products has been legalized, these activities continue to violate U.S. federal law. Additionally, in 2018, a series of memoranda and guidance from 2009 to 2014 that generally directed U.S. Attorneys not to enforce federal cannabis laws against actors who were in compliance with state guidance were formally rescinded and have never been formally reinstated. Since U.S. federal laws criminalizing the cultivation, processing, distribution, sale and possession of cannabis pre-empt state laws that legalize the same, continuation of U.S. federal law in its current state regarding cannabis could limit our ability to do business in the United States. As a result, U.S. federal law enforcement authorities, in their attempt to regulate the illegal or unauthorized production, distribution, promotion, sale, possession or use of cannabis, may seek to bring criminal actions against our suppliers under the CSA or other federal criminal laws. If our suppliers are found to be violating U.S. federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences to our suppliers could have a material adverse effect on our business, financial condition, and results of operations, or could force us to cease operations, and as a result, our investors could lose their entire investment.

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

Some of our suppliers sell products containing hemp-derived cannabinoids, including CBD and certain forms of THC (including but not limited to delta-8 THC and THCO). Until 2018, hemp and hemp extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were classified by the federal government as “marihuana” under the CSA. The Agricultural Act of 2014, Pub. L. 113-79 (the “2014 Farm Bill”) and the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”), altered hemp’s status, such that hemp (which must, by definition, contain no more than 0.3% delta-9 THC on a dry weight basis) and hemp extracts, including CBD, are no longer defined as “marihuana” nor classified as a controlled substance.

The 2018 Farm Bill is set to lapse at the end of Fiscal Year 2023. While many observers anticipate that a new farm bill will be passed and that it will contain hemp provisions similar to the 2018 Farm Bill, there can be no guarantees that a new farm bill will be authorized, or that it will contain similar provisions. If the exemption for hemp-derived products is eliminated or significantly narrowed or otherwise altered, it may affect our ability to provide advertising services for some of our suppliers, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. Food and Drug Administration (“FDA”) takes the position that the Food, Drugs & Cosmetics Act significantly limits the legality, marketing and sale of food and beverages containing hemp-derived cannabinoids and compounds (including CBD, THC, CBN, etc.) and that existing regulatory frameworks are not appropriate to regulate such products. The FDA has announced that it intends to work with Congress to determine new regulatory pathways. The Drug Enforcement Administration (“DEA”) has issued a non-binding communique addressing the allegedly synthetic nature of certain hemp derived products, which conclusion seems to be at odds with the Ninth Circuit Court of Appeals decision in AK Futures v. Boyd Street Distro, which is only binding in some western states. Without a regulatory framework in place, FDA and/or DEA may take enforcement action, and courts may reach the same or differing conclusions as the Ninth Circuit.

If we or our suppliers are found to be violating U.S. federal law or state law relating to hemp-derived products, we or they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. Any of these actions or consequences to our suppliers could have a material adverse effect on our business, financial condition, and results of operations.

In the absence of federal regulation, a growing number of state governments have passed state-level legislation to regulate the legality, production, and sale of certain hemp-derived products. Some states impose licensing and regulatory requirements for the cultivation, processing, transportation, or distribution of hemp and hemp products. Many states also impose restrictions on the type of products that may be sold, including prohibiting the sale of certain hemp extracts (including delta-8 THC) or certain formats (such as ingestible products or smokable hemp), or limiting the manner in which they may be sold by, for example, prohibiting health claims in advertising. States could change their laws and make the requirements to grow, process, transport, advertise and distribute hemp and hemp products more difficult. States could also investigate whether or determine that we or our suppliers were found to be operating in violation of state law. Any of these actions or consequences could have a material adverse effect on our business, financial condition, and results of operations.

Allowing unlicensed or noncompliant businesses to access our services or allowing businesses to use our services in a noncompliant manner, including engaging in false or deceptive business practices, may subject us to legal or regulatory enforcement and/or negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

Our suppliers are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state, municipal and provincial laws, and rules, which includes any applicable licensing requirements and the regulatory framework enacted by each state, municipality or province in which they do business. Suppliers further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance, and there is no guarantee that such suppliers will be able to fulfill such indemnification obligations. We rely on our suppliers’ contractual representations, and generally do not verify them, other than with respect to the licensed status of our suppliers operating cannabis retail and brands (i.e., product) businesses. We require suppliers to provide proof of valid corporate existence at the time we initially onboard them, or, if we understand that state or municipal law requires a separate cannabis license, to submit a valid, unexpired state-issued license number. We do not routinely validate whether that license number remains valid during the term of our suppliers’ use of our services. As a result, some of our suppliers or their listings currently and in the future may not be in compliance with licensing and related requirements under applicable state, municipal or provincial laws and regulations. Any potential legal enforcement actions against any of our suppliers selling cannabis for being unlicensed or insufficiently licensed could negatively impact us.

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

We offer features and services on our platform to support our suppliers’ compliance with certain regulations and other legal requirements applicable to the cannabis industry, such as (a) collecting medical marijuana cardholder information to assist dispensaries with their verification obligations, (b) age-gating in accordance with applicable state regulations, (c) reviewing cannabis license information for operational cannabis suppliers, both on submission and on a periodic ongoing basis, to ensure validity and accuracy and (d) requiring operational cannabis suppliers, including storefronts and delivery services, to provide a valid, unexpired state-issued license number before accepting their listings or advertisements on our platform. However, we generally do not, and cannot, ensure that our suppliers will conduct their business activities in a manner compliant with such regulations and requirements, in whole or in part. Their legal noncompliance could result in regulatory and even criminal actions against them by federal, state or provincial authorities, which could result in a material adverse impact on our business and operating results or financial condition, and as a result, our investors could lose their entire investment.

For additional information, see the other risk factors in this subsection entitled “— Regulatory Risks,” including “— Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, including engaging in false or deceptive business practices, may subject us to legal or regulatory enforcement and/or negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.” Additionally, please see the subsection entitled “— Additional Risks Related to the Cannabis Industry.”

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

We receive, store, process, and use personal information and other user content. The regulatory framework for privacy issues worldwide, including in the United States, is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personally identifiable information (“PII”), and other data have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. In addition, although we do not believe we are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we are aware that at least one state regulator has taken the position that HIPAA does apply to some of our suppliers. In the event we become subject to HIPAA, our costs related to PII would increase.

Many foreign countries and governmental bodies, including Canada and the European Union (“E.U.”), and other relevant jurisdictions where we conduct business have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the “CCPA”), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act, (the “CPRA”), in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected on or before July 1, 2023, and enforcement beginning July 1, 2023. Other states have adopted similar laws and regulations that go into effect in 2023, including Virginia, Colorado, Connecticut and Utah. In Canada, the federal Personal Information Protection and Electronic Documents Act (the “PIPEDA”) governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation (the “CASL”). The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio-Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.

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

Governments may adopt laws and regulations that make it more difficult to operate our business, both domestically and abroad. We are subject to a number of data privacy and internet-related laws and regulations which result in significant compliance burdens. For example, we have settled two claims under the Americans with Disabilities Act (“ADA”) that obligated us to make our websites WCAG 2.0 Level AA compliant for users with visual or other impairments. We are currently in the process of making updates to our website to fulfill this obligation. In addition, some legislators have called for increased regulation of the use of information concerning consumer behavior on the internet, including certain targeted advertising practices. Others have called for changes affecting the immunities afforded to websites that publish user-generated content.

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

We are subject to the income and transaction related tax laws primarily in the United States and Canada. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our U.S. and foreign earnings. Any new taxes could adversely affect our domestic and foreign business operations, and our business and financial performance. In addition, existing tax laws, statutes, rules, regulations, or ordinances, such as Section 280E of the Internal Revenue Code (the “Code”), discussed below, could be interpreted, changed, modified or applied adversely to us. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or operating results. For more information see the subsection entitled “— Additional Risks Related to the Cannabis Industry — Cannabis businesses are subject to unfavorable U.S. tax treatment, which reduces our clients’ profitability and could result in decreased demand for our services,” and “ — Additional Risks Related to the Cannabis Industry — Service providers to cannabis businesses may also be subject to unfavorable U.S. tax treatment.”

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

Additional Risks Related to the Cannabis Industry

Cannabis remains illegal under U.S. federal law and, therefore, strict enforcement of U.S. federal laws regarding cannabis would likely result in our inability to execute our business plan.

Cannabis, other than hemp (defined by federal law as Cannabis sativa L. with a delta-9 THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, processing and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

For over nine years, under a policy instituted during President Obama’s administration, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. On August 29, 2013 former Deputy Attorney General James Michael Cole issued a Memorandum (the “Cole Memo”), which described the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources. The Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly five years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies such as our business suppliers.

Since 2014, versions of U.S. Omnibus Spending bill have included a provision prohibiting the Department of Justice (“DOJ”), which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA v. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our suppliers to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, could result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our supplier base, which would adversely affect our operations, cash flow and financial condition.

Although the U.S. Attorney General could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis would ease certain research restrictions and rescheduling below Schedule II would make Code section 280E inapplicable, it would not make the state medical or adult-use programs federally legal.

During his confirmation hearing, current Attorney General Merrick Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” While the statement is not a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of DOJ lie elsewhere. In fact, President Biden’s Justice Department has taken a hands-off approach to enforcement of federal marijuana laws, and the President himself initiated a scheduling review of marijuana in late 2022 and announced a pardon of all prior federal offenses for simple marijuana possession.

While some industry observers are hopeful that various legislative proposals previously introduced in Congress will increase the chances of federal cannabis policy reform, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state-legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

Our business and our suppliers are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our suppliers to legal claims or otherwise adversely affect our business.

We and our suppliers are subject to a variety of laws and regulations in the United States, Canada, and elsewhere that prohibit money laundering, including the Money Laundering Control Act (United States), as amended, and the Proceeds of Crime and Terrorist Financing Act (Canada), and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States, Canada or any other jurisdiction in which we have business operations. Violations of the U.S. anti-money laundering laws require the government to confiscate proceeds from enumerated criminal activity, which includes trafficking in cannabis in violation of the CSA. Although we believe that none of our activities implicate the aforementioned money laundering statutes, largely because we believe there is no underlying CSA offense, in the event that any of our business activities, any dividends or distributions therefrom, or any profits or revenues accruing thereby are found to be in violation of money laundering statutes, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation, and any persons, including such U.S. based investors, found to be aiding and abetting us in such violations could be subject to liability. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We could also suffer significant penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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

We are dependent on our banking relationships, and due to our connection with the cannabis industry, we may have difficulty accessing or consistently maintaining banking or other financial services.

Although we do not grow or sell cannabis products, our general connection with the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.

We are dependent on the banking industry to support the financial functions of our services and advertising solutions. Our business operating functions including payroll for our employees, real estate leases, and other expenses are reliant on traditional banking. Additionally, many of our suppliers pay us via wire transfer to our bank accounts, or via checks that we deposit into our bank accounts. We require access to banking services for both us and our suppliers to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on supplier accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government has the ability to do so, at minimum against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.

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

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, and accepting payments from suppliers, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state-legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa and Mastercard reportedly prohibit processing of transactions involving cannabis on its network. Although U.S. consumers cannot purchase products on our listings marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard restrict cannabis-related transactions, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.

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

We believe that Section 230(c)(1) of the CDA provides immunity from civil and state criminal liability to providers of interactive computer services in the United States, such as us, for content provided on their platforms that they did not create or develop. Section 230 does not provide any protections against federal criminal liability, such as prosecutions under the CSA. We do not create or develop the information that appears on our suppliers’ listing pages and advertising placements, although our internal teams may take down a supplier’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our placements, although our internal teams may take down a supplier’s information if it breaches our listing restrictions or admonish consumers who post reviews that violate our community terms of use (which, for example, prohibit profanity and racism). We do author and edit certain original content that appears in other sections of our site, such as Strains, Learn, News, and Cannabis 101. All of these sections are general news and information, and none of these sections are advertisements for, or listing pages of, cannabis businesses. For additional information about Section 230 of the CDA, see the section entitled “— Risks Relating to Our Business and Industry.” Our suppliers are subject to licensing and related requirements under applicable laws and regulations, and our own compliance policies, and some of our suppliers currently and in the future may not be in compliance with all such requirements. Despite our belief that we are protected by Section 230 of the CDA, it is possible that we are not, which would subject us to legal, business, and operational risks. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations.

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

As discussed above, under Section 280E of the Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we believe that Section 280E of the Code does not apply to our business, or ancillary service providers that work with state-licensed cannabis businesses, if the IRS interprets the Section to apply, it would significantly and materially affect our profitability and financial condition.

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

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state-legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually with adverse results for cannabis companies. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.

Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in companies doing business in the state-legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States for non-citizens happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (the “CBP”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. CBP has taken the position that business or financial involvement in the legal cannabis industry in Canada or in the United States is grounds for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal or in Canada may affect admissibility to the United States. CBP updated its stated policy on October 9, 2018 to clarify that a Canadian citizen coming to the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States.

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

Other claims against us can be expected to be made in the future. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and diversion of management attention. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop using certain trademarks, discontinue offering certain features, purchase licenses or modify our services and platform features while we develop non-infringing substitutes or may result in significant settlement costs. Though we have several pending patent applications and two issued U.S. patents, we may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

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

Public Company and Financial Reporting Risks

Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.

The Nasdaq Stock Market LLC (“Nasdaq”) requires listed companies to comply with certain standards in order to remain listed. On October 28, 2022, Leafly received a letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the minimum market value of Leafly’s listed securities had closed below the $50 million minimum market value requirement for continued listing under Nasdaq Listing Rule 5450(b)(2)(A). This letter notified the Company that it also does not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On November 2, 2022, Leafly received another letter from the Nasdaq staff providing notification that, for the previous 30 consecutive business days, the bid price for Leafly’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notices had no immediate effect on the listing of the Company’s common stock, and its common stock and warrants have continued to trade on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 26, 2023, to regain compliance with the minimum market value of listed securities requirement. To regain compliance, the market value of the Company’s common stock must be $50 million or more for a minimum of 10 consecutive business days at any time before April 26, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before May 1, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing.

If the Company does not regain compliance with the minimum market value requirement by April 26, 2023, the Company may be eligible to transfer the listing for its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirements for the Nasdaq Capital Market. The Company intends to apply to transfer its listing to the Nasdaq Capital Market before April 26, 2023. If approved, such transfer would resolve the minimum market value deficiency, however, there can be no assurance Nasdaq staff would grant the Company’s application. It is unlikely that the Company will regain compliance with the minimum bid price requirement by May 1, 2023. In order to be eligible for a second 180-day compliance period during which to cure the minimum bid price requirement, the Company would need to have its listing transferred to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards (including $4 million in stockholders’ equity) for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. We believe the Company will not have $4 million in stockholders’ equity by May 1, 2023, and therefore will not qualify for a second compliance period.

If the Company is not approved to transfer the listing for its common stock to the Nasdaq Capital Market by April 26, 2023 or does not cure the minimum bid price deficiency by the May 1, 2023 deadline, Nasdaq will thereafter notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company intends to appeal the staff’s determination to delist its securities, and in support of such appeal, intends to submit a detailed action plan to cure the minimum bid price deficiency within 180 calendar days of Nasdaq’s delisting notification by effecting a reverse stock split, if necessary. We understand that the Nasdaq appeals panel routinely grants additional time (up to 180 days) for a company to cure a bid price deficiency when the compliance plan demonstrates, like we expect our plan will, that the company will cure a bid price issue through a reverse stock split within 180-days of a delisting notice. There can be no assurances any appeal we may need to make will be granted, and if not granted, we believe Leafly would be delisted from Nasdaq.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

We will continue to incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we are incurring and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act (as defined below). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

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

As a public company, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. In particular, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these laws, regulations and rules, including new and changing laws, regulations and rules relating to corporate governance and public disclosure, increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

If we fail to establish and maintain proper and effective internal control over financial reporting or otherwise fail to establish and maintain an effective system of controls, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, the trading price of our common stock could decline, and we could be subject to heightened regulatory scrutiny.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In 2022, we began our implementation of Sarbanes-Oxley and continue to assess and further develop our internal controls and procedures. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the applicable regulatory standards, significant resources and management oversight are required. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we will continue to make upgrades to our information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. We also continue to engage outside consultants to assist in complying with these requirements.

Our management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, in 2020, prior to becoming a public company, a material weakness was identified in our internal controls over financial reporting, which was fully remediated in 2021. The actions we took remediated the material weakness and strengthened our internal control over financial reporting; however, there can be no guarantee that we will not experience flaws in our internal controls and procedures in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. We cannot assure you that the measures we have taken to date and may take in the future will be sufficient to prevent or avoid potential future material weaknesses.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Once we no longer qualify as an “emerging growth company,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. It is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified.

Any failure to maintain an adequate system of internal controls and internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. Such a failure could result in regulatory scrutiny by Nasdaq, the SEC or other regulatory authorities, cause investors to lose confidence in our reported financial results, cause the market price of our common stock to decline, lead to a default under our current or future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, as of the closing of the Business Combination. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.23 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Merida’s initial public offering. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The market price of our common stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our revenue and results of operations;
•
the financial projections we may provide to the public, any changes in these projections or its failure to meet these projections;
•
failure of securities analysts to maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•
changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the cannabis industry in particular;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•
trading volume of our common stock;
•
the inclusion, exclusion or removal of our common stock from any indices;
•
changes in our board of directors or management;
•
transactions in our common stock by directors, officers, affiliates and other major investors;
•
lawsuits threatened or filed against us;
•
changes in laws or regulations applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging and other derivative transactions involving our common stock;
•
general economic conditions in the United States;
•
pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including possible additional variants);
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•
the other factors described in this “Risk Factors” section.

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

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on transactions such as the Business Combination, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our common stock.

An active trading market for our common stock may not be sustained.

Our common stock is listed on Nasdaq under the symbol “LFLY” and trades on that market and others. We cannot assure you that an active trading market for our common stock will be sustained or that our common stock will be listed on the Nasdaq or another national securities exchange or quoted on an over-the-counter quotation system. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of common stock subject to stock options outstanding and reserved for issuance under our equity incentive plans are registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or its market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our common stock would likely decline. In addition, securities research analysts publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

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

Our certificate of incorporation and Bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of us or changes in our management that our stockholders may deem advantageous. These provisions include the following:

•
a classified board of directors so that not all members of our board of directors are elected at one time;
•
the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•
director removal solely for cause;

•
“blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
the right of our board of directors to issue our authorized but unissued common stock and preferred stock without stockholder approval;
•
no ability of our stockholders to call special meetings of stockholders;
•
no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
limitations on the liability of, and the provision of indemnification to, our director and officers;
•
the right of the board of directors to make, alter, or repeal our bylaws; and
•
advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

As of December 31, 2022, we had options outstanding to purchase up to an aggregate of 3,532,428 shares of our common stock, convertible notes outstanding which may convert into a maximum of 2,480,000 shares of our common stock, 1,625,194 shares of our common stock held by the holders of Merida Holdings, LLC (the “Sponsor”) shares prior to Merida’s initial public offering that are subject to earn-out conditions, and Warrants outstanding to purchase 10,450,987 shares of our common stock. As of January 1, 2023, we also had the ability to issue up to 4,415,905 shares of common stock under the 2021 Plan and 1,103,976 shares of common stock under the Employee Stock Purchase Plan, and to issue up to an aggregate of 6,000,000 shares of common stock to former Leafly shareholders per the Merger Agreement and to Participants under the Earn-Out Plan.

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

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•
Our existing stockholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
•
the relative voting strength of each previously outstanding share of common stock may be diminished; and
•
the market price of our shares of common stock may decline.

There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

The exercise price for the Warrants is $11.50 per share of common stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration on February 4, 2027, and as such, the Warrants may expire worthless.

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

As of December 31, 2022, our total long-term debt was approximately $28.9 million, representing the $30 million principal of new convertible notes net of associated debt issuance costs. Our indebtedness could have important consequences to our current and potential investors. These risks include:

•
inability to satisfy our obligations with respect to our debt instruments;
•
inability to make borrowings to fund future working capital, capital expenditures and strategic opportunities, including acquisitions, further organic development of our business and expansions into adjacent businesses, and other general corporate requirements;
•
limits on our distributions to stockholders;
•
limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;
•
inability to generate sufficient funds to cover required interest payments;
•
restrictions on our ability to refinance our indebtedness on commercially reasonable terms;
•
limits on our flexibility in planning for, or reacting to, changes in our business and the cannabis industry; and
•
inability to adjust to adverse economic conditions that could place us at a disadvantage to our competitors with less debt and who, therefore, may be able to take advantage of opportunities that our indebtedness prevents us from pursuing.

We are subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. In particular, if as a result of macroeconomic conditions our revenues, cash flows and/or EBITDA continue to decline or we incur additional indebtedness, we may be unable to make required payments on our debt or to satisfy the financial and other covenants contained in the convertible notes.

Restrictive debt covenants may limit our ability to pursue our growth strategy.

The convertible notes contain covenants restricting or limiting our ability to, among other things:

•
incur additional indebtedness;
•
pay dividends or make other restricted payments;
•
make certain investments;
•
create or permit liens;
•
enter into mergers; and
•
sell, transfer or exchange assets.

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

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Leafly” brand is critical to expanding our base of users, suppliers and partners and increasing their engagement with our solutions, and will depend largely on our ability to maintain consumer trust in our service offerings and in the quality and integrity of the user content and other information found on our website and mobile application. Other factors affecting our brand recognition and reputation that we have the ability to influence include the following:

•
the efficacy of our marketing efforts;
•
our ability to maintain a high-quality, innovative, and error- and bug-free platform;
•
our ability to maintain high satisfaction among suppliers and consumers;
•
the quality and perceived value of our platform;
•
successful implementation and development of new features, including alternative revenue streams;
•
our ability to obtain, maintain and enforce trademarks and other indicia of origin that are valuable to our brand;
•
our ability to successfully differentiate our platform from competitors’ products;
•
our compliance with laws and regulations, including those applicable to any political action committees that we support and to any lobbying activities we undertake;
•
our ability to provide support to our customers and suppliers; and
•
any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform.

In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:

•
actions of competitors or other third parties;
•
the quality and timeliness of our suppliers’ order processing businesses;
•
consumers’ experiences with suppliers or products identified through our platform;
•
positive or negative publicity, including with respect to events or activities attributed to us, our employees, partners or others associated with any of these parties;
•
interruptions, delays or cyber-attacks on our platform; and
•
litigation or regulatory developments.

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

Our cash holdings could be materially, adversely affected if the financial institutions in which we hold our cash fail.

We maintain cash deposits in accounts at financial institutions in the U.S. and Canada. At times, our deposits in U.S. or Canadian financial institutions may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), or the Canada Deposit Insurance Corporation (“CDIC”), as applicable. If one or more of the financial institutions in which we hold cash deposits fails , we could lose all or a portion of our uninsured cash balances. If access to our cash accounts in the future is impaired, whether temporarily or otherwise, we may be unable to pay our operational expenses such as payroll or make other payments. For example, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the FDIC as its receiver. Since then, at least one additional bank was closed and taken over by the FDIC. We do not have a banking relationship with either of these bank. Despite the FDIC’s backstop of customer deposits at SVB, there can be no assurance that the FDIC will take the same or similar action in the event of future bank failures, and thus there remains the risk of loss on uninsured portions of cash holdings at U.S. financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, including the financial institutions in which we or our customers hold cash, our and our customers’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If our customers lose access to their cash accounts in the future, their ability to pay us for our products and services may be materially impacted, which could also have a material adverse impact on our business and financial condition.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by businesses, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and, particularly, their impact on levels of advertising spend by cannabis businesses, which are largely small and medium-sized businesses, and which may be disproportionately affected by economic downturns. In addition, our business may be directly affected by business cycles and other factors affecting the healthcare industry, due to the uses or potential uses of cannabis in the healthcare industry. To the extent that worldwide economic conditions (or other factors affecting the healthcare industry) materially deteriorate, our existing and potential advertising partners may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending, although this was generally not the case during the economic downturn in 2020-2021 related to the COVID-19 pandemic. However, we experienced lower payment collection rates during the same period. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising partners as a lower priority and could cause advertising partners to reduce the amounts they spend on advertising, terminate their use of our advertising solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile application. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our website or mobile application declines, businesses may be less likely to use our advertising solutions, which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to the risks of earthquakes, fires, floods, droughts, climate change, crop failure due to weather or other factors, water shortages, epidemics, pandemics and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, droughts, climate change, water shortages, epidemics, pandemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate operations are located in the Seattle area, a region known for seismic activity. In addition, acts of terrorism or civil unrest could cause disruptions in our or our suppliers’ businesses or the economy as a whole. For more information see “- Operational Risks — We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.”

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

Our business, results of operations and financial condition could in the future be materially adversely affected by the COVID-19 pandemic.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

We continue to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. If governmental restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with suppliers and consumers. For example, during the course of the pandemic, some of our suppliers' operations and supply chains were significantly disrupted and caused a temporary significant decrease in activity on our platform.

The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and potential governmental and other restrictions resulting therefrom, all of which are uncertain and difficult to predict considering the constantly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, our business, results of operations and financial condition may be materially adversely impacted, and it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Leafly’s corporate headquarters is in Seattle, Washington. Many of our employees are geographically dispersed, with our largest cluster of employees outside of Seattle based in Texas. As of December 31, 2022, we did not have any material physical properties used in our operations in Seattle or elsewhere. Deferring the use of any material physical properties and moving to a fully remote workforce after the impact of COVID-19 has allowed us to best serve the needs of our employees and reinvest those capital resources into our business.

Item 3. LEGAL PROCEEDINGS

We are involved in, and from time to time may become involved in, investigations, claims, lawsuits, audits or other proceedings arising in the ordinary course of our business. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management's judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

To the extent we believe any potential loss relating to such lawsuits and claims may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we would disclose information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. We also would disclose information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, we would provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.

Based on information available to us and our review of active proceedings, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to us. However, such proceedings are inherently unpredictable and could result in sanctions, damages, fines and other penalties that could, individually, or in the aggregate, materially impact our financial condition or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are currently traded on the Nasdaq Global Market under the symbols LFLY and LFLYW, respectively. From November 7, 2019 until the consummation of the Business Combination, our common stock and warrants traded on the Nasdaq Global Market under the trading symbols “MCMJ” and “MCMJW,” respectively.

Holders

The aggregate number of stockholders of record as of March 20, 2023 was 613.

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

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Leafly was founded in 2010 and is headquartered in Seattle with 204 employees in the U.S. and Canada as of December 31, 2022.

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

Leafly allows each shopper to tailor their journey, selecting the store, brand, and cannabis form-factor that appeals to them. Once that shopper builds a basket and is ready to order, our non-plant-touching business model sends that order reservation to the store for payment and fulfillment. By matching stores and shoppers, we deliver value to all constituencies. We monetize our platform primarily through the sale of subscription packages, bundling e-commerce software and advertising solutions, as well as non-subscription-based advertising to retailers and brands. Through the participation on our platform, retailers and brands can reach and engage the millions of MAUs on our platform, one of the largest cannabis-focused audiences in the world.

During the second quarter and continuing into the third quarter of 2022, we began to see some macro-economic impacts on the business. Our retailer, brand, and multi-state operator customers signaled that their advertising budgets were under scrutiny and, in some cases, froze their advertising spend. In addition, we saw heightened customer account churn in our less mature markets, which we first observed late in the first quarter of 2022. These conditions continued for the remainder of the fiscal year. In light of the current macroeconomic environment, we have taken steps to manage the business accordingly. We implemented plans to reduce operating expenses, including an announced headcount reduction during the fourth quarter of 2022 of 56 employees or approximately 21% of our workforce at the time. We incurred non-recurring cash charges of approximately $500 associated with the headcount reductions during the fourth quarter of 2022. We anticipate these and other changes we made to our cost structure in 2022 will save approximately $16,000 in cash costs annually, now that all of the restructuring and other cost savings initiatives are fully implemented. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns.

Merger and Public Company Costs

As a consequence of the Business Combination, Leafly became the successor to an SEC-registered and Nasdaq-listed company which required Leafly to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Leafly has incurred, and expects to continue to incur, additional expenses as a public company for, among other things: additional directors’ and officers’ liability insurance; compensation for directors and additional internal and external accounting, legal, and administrative resources, including increased audit and legal fees; and costs of certain related software tools.

Direct costs of the Business Combination and resulting recapitalization have been recorded to additional paid-in capital and other expense, as appropriate (see Note 1 to our consolidated financial statements within this Annual Report), while general costs associated with becoming and operating as a public company have been expensed throughout operating expenses within our Consolidated Statements of Operations, as applicable, primarily to general and administrative. We currently anticipate we will incur approximately $6,200 to $6,800 annually in incremental cash costs of operating as a public company. This estimate does not reflect general increases in costs due to growing our business. Non-cash stock-based compensation expenses have increased as a result of our transition to operating as a public company, as we leveraged our available equity, including derivatives thereof, to fund operations. These estimates and expectations may change as we begin to experience these new conditions.

Key Metrics

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain metrics in the operation of our business:

Monthly Active Users

MAUs represents the total unique visitors to Leafly websites and native apps each month, which in turn represents the maximum potential unique visitors that could become customers of dispensaries or brands listed on Leafly’s platform, within a given month. Leafly’s revenue model for dispensaries and brands is based, in part, on the number of visitors it can drive to dispensary or brand listings on the platform. Providing more visitors, as represented by MAUs, may lead to increased advertising rates for both dispensaries and brands.

Users (visitors) are considered active by initiating a session on at least one webpage or app. Each month’s MAU tally represents the total number of unique visitors to Leafly during the specified month and includes both new visitors as well as those returning from the previous month. We count a unique user the first time an individual accesses one of our websites or native apps during a calendar month. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites or native apps in a single month, the first access to each website or app is counted as a separate unique user since unique users are tracked separately for each domain and native app. The unique visitors are measured using Google Analytics for our web applications and Firebase for our native applications.

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

A growing number of MAUs is indicative of our overall product health as it is the result of metrics reflecting both retention and acquisition of customers of our suppliers. While we consider MAUs to be a leading indicator of general product health representing the blend of new customer acquisition and the retention of returning customers, we also acknowledge that this must be paired with a deeper analysis of MAU behavioral metrics. We measure the quality of experience by looking at MAU cohorts engagement behaviors as measured by time-on-site, interaction with personalization features such as favoriting and following, and orders placed.

Ending Retail Accounts

Ending retail accounts is the number of paying retailer accounts with Leafly as of the last month of the respective period. Retail accounts can include more than one retailer. This metric is helpful because it represents a portion of the volume element of our revenue and provides an indication of our market share.

Retailer Average Revenue Per Account (“ARPA”)

Retailer ARPA is calculated as monthly retail revenue, on an account basis, divided by the number of retail accounts that were active during that same month. An active account is one that had an active paying subscription with Leafly in the month. Leafly does not provide retailers with an ongoing free subscription offering, but may offer a free introductory period with certain subscriptions. This metric is helpful because it represents the price element of our revenue.

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Year Ended December 31,
	2022	2021	Change	Change (%)
Key Operating Metrics:
Average MAUs (in thousands)[1]	7,962	10,005	(2,043)	-20%
Ending retail accounts[2]	5,806	5,265	541	10%
Retailer ARPA[3]	$566	$636	$(70)	-11%

1.
Calculated as a simple average for the period presented.
2.
Represents the amount outstanding in the last month of the respective period.
3.
Calculated as a simple average of monthly retailer ARPA for the period presented.

MAUs decreased 20% for the year ended December 31, 2022 compared to 2021, due to people not shopping online at the same pace as they did during the pandemic, along with a decline in organic search traffic (in particular, our news sections). We continued to focus primarily on growing the number of supply partners on our platform, leading to a 10% growth in year-over-year ending retail accounts. Part of this growth in retail accounts included expanding into newer and lower penetration markets at a lower price point, a strategic decision which contributed to an 11% decline in ARPA for the year ended December 31, 2022.

Revenue

We generate our revenue through the sale of online advertising and online order reservation enablement on the Leafly platform for suppliers in our Retail and Brands segments. Within our Retail segment, we monetize our multi-sided retail marketplace through monthly subscriptions that enable retailers to advertise to and acquire potential shoppers. Our solutions allow retailers, where legally permissible, to accept online orders from shoppers, who visit Leafly.com or use a Leafly-powered online order reservation solution, including our iOS app. Within our Brands segment, our revenue is derived by creating custom advertising campaigns for both small and large brands that target Leafly’s broad and diverse audience and offering brands profile listings on our platform, which are sold on a monthly recurring subscription or annual basis. Advertising opportunities include on-site digital display, native placements, email, branded content, and off-site audience extension. Leafly’s advertising partners span a variety of verticals including hardware and accessories, THC-infused products, hemp, CBD, and seed.

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Revenue:
Retail	$36,742	$33,628	$3,114	9%
Brands	10,621	9,408	1,213	13%
Total revenue	$47,363	$43,036	$4,327	10%

Retail

Retail revenue from digital media display ads and subscriptions revenue increased $2,518 and $483, respectively, for the year ended December 31, 2022. Digital media display ads revenue growth was driven by increased volumes of display ads sold. For the year ended December 31, 2022, the increase in retail subscription revenue was driven by higher volume, reflected in a 10% increase in the number of ending retail accounts, offset in part by the price dynamics discussed herein.

The Company's continued focus on adding ending retail accounts, with a reduction in prices in target markets, reflects a strategic decision to attract a greater number of local retailers onto our platform. In 2022, we continued use of a regional pricing model based on traffic and orders, which had the effect of decreasing overall prices within our mix of revenue during 2022 when compared to 2021, as reflected in an 11% decrease in ARPA for the year ended December 31, 2022.

Brands

For the year ended December 31, 2022, Brands revenue increased due primarily to:

•
direct-to-consumer marketing revenue increase of $720;
•
subscriptions revenue increase of $374; and
•
revenue of $369 from newly offered licensing of data for use in Brands advertising.

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

Cost of Revenue

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Cost of sales:
Retail	$4,141	$3,193	$948	30%
Brands	1,719	1,790	(71)	-4%
Total cost of sales	$5,860	$4,983	$877	18%

Retail

Retail cost of revenue increased due primarily to $591 increase in business platform costs, primarily data licensing fees, for the year ended December 31, 2022, and due to $161 higher website infrastructure costs, primarily hosting fees. Retail cost of revenue also increased $185 for the year ended December 31, 2022 due to increased headcount costs, generally.

Brands

Brands cost of revenue decreased for the year ended December 31, 2022, primarily reflecting a decrease of $448 in costs of audience extension, corresponding to decreased associated revenue. Partially offsetting this decrease were $321 higher business platform costs and $54 higher website infrastructure costs, as described under Retail cost of revenue above, as these costs are shared across both of our segments. Brands cost of revenue also increased $64 for the year ended December 31, 2022, due to increased headcount costs, generally.

Operating Expenses

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$27,080	$19,640	$7,440	38%
Product development	14,988	13,896	1,092	8%
General and administrative	27,440	15,142	12,298	81%
Total operating expenses	$69,508	$48,678	$20,830	43%

Sales and marketing expenses grew as we made additional investments in this area of our business following increased funding through the issuance of $30,000 aggregate principal amount of convertible notes issued pursuant to a convertible note purchase agreement in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination the (the “2022 Notes”), with cost temperament beginning in the third quarter of 2022 as we began to implement the cost reduction activities described under “— Business Overview” above. We increased advertising and marketing spending by $1,011 and employee compensation costs by $5,787, when comparing the year ended December 31, 2022 to the same period in 2021. The number of sales and marketing staff increased by approximately 16% when comparing these periods.

Product development expenses behaved similarly to sales and marketing expenses, growing with additional funding and beginning to slow as we implemented cost reduction activities. Professional services fees included within product development grew $1,119 for the year ended December 31, 2022 largely related to the use of outsourced providers for staff augmentation. Also within product development are increases in headcount costs generally offset by capitalized product development costs in 2022. Headcount costs prior to capitalization increased approximately $2,700 for the year ended December 31, 2022. Product development expenses are reported net of $2,310 of costs capitalized to internal-use software for the year ended December 31, 2022. No amounts were capitalized in 2021. See Note 6 to our consolidated financial statements within this Annual Report for more information.

General and administrative expenses increased for the year ended December 31, 2022 due primarily to:

•
a $4,790 increase in insurance costs, primarily related to directors and officers insurance for post-Business Combination coverage;
•
a $3,224 increase in compensation, including $2,693 of stock-based compensation expenses, primarily associated with the modification of certain options held by our CEO, the hiring of several senior-level employees during the fourth quarter of 2021, and higher rates of salaries, stock-based compensation, and related benefits and bonuses in general;

•
a $2,219 increase in professional services fees, largely related to the Business Combination and becoming a public company, partially offset by decreased recruiting fees as we generally moved these activities in-house and reduced our hiring starting in the third quarter of 2022; and
•
a $998 increase in costs of software.

Other Income and Expense

	Year Ended December 31,
	2022	2021	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(2,811)	$(1,349)	$(1,462)	108%
Change in fair value of derivatives	36,823	—	36,823	nm
Other expense, net	(937)	(50)	(887)	nm
Total other income (expense)	$33,075	$(1,399)	$34,474	nm

1.
An “nm” reference means the percentage is not meaningful.

Interest expense, net increased due to higher principal balances of convertible promissory notes outstanding, on average, for the year ended December 31, 2022 when compared to the same period in 2021.

The change in fair value of derivatives is due to the recording of derivatives in connection with the Business Combination and changes in their valuations. See Note 18 to our consolidated financial statements within this Annual Report for details on the valuations and the fair value changes in the periods presented.

Other expense, net increased for the year ended December 31, 2022 due primarily to $874 of costs incurred in connection with the Business Combination, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis. See Note 1 to our consolidated financial statements within this Annual Report for information on allocation of these costs.

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

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•
EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

•
EBITDA and Adjusted EBITDA do not reflect interest or tax payments that may represent a reduction in cash available to us.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

A reconciliation of net income (loss) to non-GAAP EBITDA and Adjusted EBITDA follows:

	Year Ended December 31,
	2022	2021
Net income (loss)	$5,070	$(12,024)
Interest expense, net	2,811	1,349
Depreciation and amortization expense	449	253
EBITDA	8,330	(10,422)
Stock-based compensation	3,917	1,022
Transaction expenses allocated to derivatives	874	—
Severance costs	492	—
Change in fair value of derivatives	(36,823)	—
Adjusted EBITDA	$(23,210)	$(9,400)

The increase in EBITDA is due to the change in fair value of the derivatives for the year ended December 31, 2022. See Note 18 to our consolidated financial statements within this Annual Report for more information regarding the fair value of derivatives. The increase in our loss on an Adjusted EBITDA basis is due to increased operating expenses offset in part by increased revenue. See discussion of these changes under the respective headings above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $25,202 and $28,695 as of December 31, 2022 and 2021, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

As compared to the year ended December 31, 2021, cash used in operations increased by $21,240 to $28,088 for the year ended December 31, 2022, mainly due to increased net loss from operations. See discussion under “— Discussion of our Results of Operations” above for more information. Cash used in investing activities increased $2,383 to a use of $2,470 primarily due to software capitalization in the current year. Cash and restricted cash provided by financing decreased $3,631 over this same period to $27,065 for the year ended December 31, 2022, mainly due to the use of financing proceeds received earlier in the year to repurchase common stock in settlement of the Share Transfer, Non-Redemption and Forward Purchase Agreements by and between Merida and certain of its stockholders, dated as of December 22, 2021, as amended (the “FPAs”) in the third quarter of 2022. See Notes 3, 12, and 13 to our consolidated financial statements within this Annual Report for more information.

Stock and Convertible Promissory Note Issuances

Since our capital restructuring in 2019, we have financed a sizable portion of our operations from issuances of stock and convertible promissory notes. The proceeds of these issuances have been used to fund, among other things, working capital and capital expenditures. See more information about our stock in Note 12 and our convertible notes in Note 11 to our consolidated financial statements within this Annual Report.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at December 31, 2022 is expected to be recognized in the subsequent 12-month period. See Note 9 to our consolidated financial statements within this Annual Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay any convertible notes that do not ultimately convert to equity, as well as the other operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. We intend to continue to invest in product and feature development, expanding our marketing and sales operations, improving and expanding our technology and finance infrastructure, hiring additional and retaining existing employees, pursuing strategic opportunities, and meeting the increased compliance requirements associated with our operation as a public company. As we continue to grow, we expect the aggregate amount of these expenses will also continue to grow.

Liquidity and Capital Resources

Leafly has incurred operating losses since its inception and had an accumulated deficit of $64,700 and $69,770 at December 31, 2022 and 2021, respectively.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. As noted above, we have incurred recurring operating losses, used cash from operations, and relied on the capital raised in our merger transaction to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. During the fourth quarter of the year ended December 31, 2022, we implemented a restructuring plan, including a reduction in force of approximately 56 persons and other cost cutting measures, with an estimated expected annual cash savings of approximately $16,000 beginning in 2023. These cost-cutting measures are expected to allow the company to prioritize growth opportunities, realign its expense structure, and preserve capital while strengthening its financial position. The cash cost for this initiative was $492 reflecting primarily one-time severance and other employee-related termination benefits incurred during the fourth quarter of 2022. Subsequent to year end, on March 16, 2023 (see Note 19 to the Company’s consolidated financial statements), we announced a second restructuring plan further reducing recurring costs and identifying cost savings that we expect to result in an estimated annual savings of an additional $8,000 based on an estimated reduction of an additional 40 personnel at an estimated cash cost of approximately $700 to be recognized in the first quarter of 2023. After considering all available evidence, we determined that, based on our cost reduction measures, our current positive working capital will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our December 31, 2022 financial statements are issued. We believe our restructuring plans alleviate the substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our consolidated financial statements within this Annual Report provides additional information regarding the 2022 Notes. As discussed under “— Business Overview” above, the Company announced a restructuring plan on October 18, 2022, which along with other cost cutting measures, the Company estimates will reduce annual operating costs by approximately $16,000.

We believe that our capital resources are sufficient to fund our operations for at least the following 12 months.

Nasdaq Notifications of Noncompliance

On October 28, 2022, we received a notice from the Nasdaq staff informing us that Leafly was not in compliance with the $50 million minimum market value requirement (“Market Value Requirement”) for continued listing on the Nasdaq Global Market (“Global Market”) and that we have until April 26, 2023 to regain compliance. We do not believe Leafly will regain compliance with the Market Value Requirement before April 26, 2023. Instead, we believe Leafly will meet the applicable continued listing requirements for the Nasdaq Capital Market (“Capital Market”), and we intend to apply to transfer the listing of Leafly’s common stock to the Capital Market before April 26, 2023. If our application is approved prior to the deadline, such transfer would resolve the minimum market value deficiency, however, there can be no assurance Nasdaq staff would grant our application. See “Risk Factors — Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.”

On November 2, 2022, we received another notice from the Nasdaq staff informing us that Leafly was not in compliance with the Nasdaq’s $1.00 minimum bid price requirement for continued listing on the Global Market and that we have until May 1, 2023 to regain compliance. To regain compliance, the closing bid price of Leafly’s common stock must be $1.00 per share or more for a minimum of ten consecutive business days at any time before May 1, 2023. To cure the bid price issue, we intend to effect a reverse stock split, subject to stockholder approval at our annual meeting later this year. Given the timing, we do not expect Leafly will regain compliance with the minimum bid price requirement by May 1, 2023, and after the compliance date passes, we expect to receive a notice from Nasdaq staff informing us that Leafly’s securities would be subject to delisting. In the event of such a notification, we intend to appeal, and in support of such appeal, expect to submit our plan to complete a reverse stock split to cure the minimum bid price deficiency within 180 calendar days of any such delisting notice. We understand that the Nasdaq appeals panel may grant additional time (up to 180 days) for a company to cure a bid price deficiency when the compliance plan demonstrates, like we expect our plan will, that the company will cure a bid price issue through a reverse stock split within 180-days of the delisting notice. There can be no assurances any appeal we may need to make will be granted, and if not granted, we believe Leafly would be delisted from Nasdaq. See “Risk Factors — Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

Other than our 2022 Notes (see Note 11 to our consolidated financial statements), we do not have any long-term debt, lease obligations or other long-term liabilities. We have entered into several multi-year licensing and administration agreements in the ordinary course of business, the cost of which are reflected within general and administrative expense within our statements of operations.

Related Party Relationships

See Note 15 to our consolidated financial statements within this Annual Report for information on the Company's related party relationships and transactions.

Critical Accounting Estimates

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

We believe that of our significant accounting policies described in Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 — “Financial Statements and Supplementary Data”, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below (references to Notes refer to the aforementioned notes to the Consolidated Financial Statements).

Valuations

Derivative Liabilities

As of December 31, 2022, derivative liabilities totaled $438 and consisted of derivative liabilities for our private warrants (Note 13), escrow shares and stockholder earn-out rights (Note 12). At the time of the Merger on February 4, 2022, we recorded aggregate derivative liabilities of $51,085 including a derivative liability associated with the forward share purchase agreements, which were settled in the third quarter of 2022 (Note 13). We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss). We calculate fair value of the derivative liabilities using either a Monte Carlo simulation or the Black-Scholes model, as appropriate. Significant assumptions are used in the valuation of derivative liabilities, including the expected term, volatility and our stock price. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. For a discussion of the fair value inputs, refer to Note 18 “Fair Value Measurements” to the consolidated financial statements. For the year ended December 31, 2022, the impact of the remeasurement and settlement of these derivative liabilities was a gain of $36,823.

2022 Notes

As of December 31, 2022, the net carrying amount of the 2022 Notes was $28,863 with an estimated fair value of approximately $27,100. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk free rate and Leafly’s credit spread (Note 11). The assumptions used in computing the fair value of the 2022 Notes reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Changes in the fair value of the 2022 Notes will not impact their carrying value in the Company’s consolidated financial statements, but could be indicative of our ability to obtain similar financing.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the U.S deferred tax assets, based largely on the history of U.S. tax losses, warrant a full valuation allowance based on the weight of available negative evidence. At December 31, 2022, we had recognized deferred tax assets of $35,788 net of valuation allowances of $35,780 (Note 10).

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock option, restricted stock unit or performance stock unit grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The fair value of stock options with service or performance conditions is estimated on the date of grant using the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock. The fair value of restricted stock awards with service or performance conditions is estimated on the date of grant based on the market value of the Company’s common stock. The fair value of stock options and restricted stock units with market-based conditions is estimated on the date of grant using a Monte Carlo simulation model, inclusive of assumptions for risk-free interest rates, expected terms, expected volatility, and the market target. Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date, which could result in different stock-based compensation expense. Stock-based compensation expense for the year ended December 31, 2022 was $3,917, which included $1,366 related to the modification in 2022 of market/performance-based options granted to Leafly’s CEO in 2021. The Company primarily granted service-based RSUs to its employees and directors during 2022 with a total fair value of $2,850 for which there was little requirement for estimation. For senior management, the Company also awarded 820 PSUs with performance and market conditions and a total fair value of $138. The Company also awarded 102 service-based options to employees during 2022 with a total fair value of $118 (Note 14).

Allowance for Credit Losses

Allowance for credit risk for accounts receivables and contract assets is established based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, and known delinquent accounts. When new information becomes available that allows us to estimate the allowance more accurately, we makes an adjustment, which is considered a change in accounting estimate. If our estimate of uncollectible accounts is too low, credit loss expense may increase in future periods, and if it is too high, credit loss expense may decrease in future periods. At December 31, 2022, the allowance for credit loss was $908 and during the year ended December 31, 2022, we recognized a provision for credit loss of $1,378 and write-offs of uncollected accounts of $2,318 (Note 5).

Capitalized Software

Leafly capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development. The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence, management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality. The Company’s estimated useful life for capitalized software is three years, and amortization is calculated using the straight-line method. Significant judgement is required to determine the amounts capitalized and the service periods. During the year ended December 31, 2022, Leafly capitalized internal-use software costs totaling $2,310 (Note 6).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Leafly is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Leafly Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafly Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

San Jose, CA

March 28, 2023

PCAOB ID # 688

LEAFLY HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$24,594	$28,565
Accounts receivable, net of allowance for doubtful accounts of $908 and $1,848, respectively	3,298	2,958
Deferred transaction costs	—	2,840
Prepaid expenses and other current assets	1,927	1,347
Restricted cash	608	130
Total current assets	30,427	35,840
Property, equipment, and software, net	2,285	313
Total assets	$32,712	$36,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,625	$3,048
Accrued expenses and other current liabilities	6,235	8,325
Deferred revenue	1,958	1,975
Current portion of convertible promissory notes, net	—	31,377
Total current liabilities	9,818	44,725

Non-current liabilities
Non-current portion of convertible promissory notes, net	28,863	—
Private warrants derivative liability	182	—
Escrow shares derivative liability	52	—
Stockholder earn-out rights derivative liability	204	—
Total non-current liabilities	29,301	—
Total liabilities	39,119	44,725

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000 and 6,578 authorized; 0 and 6,140 issued and outstanding; aggregate liquidation preference of $0 and $19,436 at December 31, 2022 and December 31, 2021, respectively	—	1
Common stock: $0.0001 par value; 200,000 and 69,361 authorized; 43,275 issued; and 25,086 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	3
Treasury stock: 3,081 and 0 shares held at December 31, 2022 and December 31, 2021, respectively	(31,663)	—
Additional paid-in capital	89,952	61,194
Accumulated deficit	(64,700)	(69,770)
Total stockholders' deficit	(6,407)	(8,572)
Total liabilities and stockholders' deficit	$32,712	$36,153

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$47,363	$43,036
Cost of revenue	5,860	4,983
Gross profit	41,503	38,053
Operating expenses
Sales and marketing	27,080	19,640
Product development	14,988	13,896
General and administrative	27,440	15,142
Total operating expenses	69,508	48,678
Loss from operations	(28,005)	(10,625)
Interest expense, net	(2,811)	(1,349)
Change in fair value of derivatives	36,823	—
Other expense, net	(937)	(50)
Net income (loss)	$5,070	$(12,024)

Net income (loss) per share:
Basic	$0.14	$(0.48)
Diluted	$0.13	$(0.48)

Weighted average shares outstanding:
Basic	35,080	24,882
Diluted	37,740	24,882

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Year Ended December 31, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	6,140	$1	25,086	$3	—	$—	$61,194	$(69,770)	$(8,572)
Net income	—	—	—	—	—	—	—	5,070	5,070
Stock-based compensation	—	—	—	—	—	—	3,917	—	3,917
Issuance of Common Stock upon vesting of restricted stock units	—	—	309	—	—	—	—	—	—
Exercise of stock options	—	—	144	—	—	—	158	—	158
Conversion of 2021 Notes into Common Stock at Merger	—	—	4,128	—	—	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock at Merger	(6,140)	(1)	6,140	1	—	—	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	—	—	(14,170)	—	(14,170)
Stockholder earnout rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Settlement of forward share purchase agreement derivative liability	—	—	—	—	—	—	(17,841)	—	(17,841)
Purchase of treasury stock	—	—	—	—	(3,081)	(31,663)	31,663	—	—
Shares canceled	—	—	(25)	—	—	—	—	—	—
Balance at December 31, 2022	—	$—	43,275	$4	(3,081)	$(31,663)	$89,952	$(64,700)	$(6,407)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Year Ended December 31, 2021
	Series A Preferred Stock		Class 1, Class 2, and Class 3 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	6,140	$1	24,752	$2	$59,812	$(57,746)	$2,069
Net loss	—	—	—	—	—	(12,024)	(12,024)
Stock-based compensation	—	—	—	—	1,022	—	1,022
Exercise of stock options	—	—	334	1	360	—	361
Balance at December 31, 2021	6,140	$1	25,086	$3	$61,194	$(69,770)	$(8,572)

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$5,070	$(12,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	449	253
Stock-based compensation expense	3,917	1,022
Bad debt expense, net of recoveries	1,378	1,177
Noncash lease costs	—	230
Noncash amortization of debt discount	506	—
Noncash interest expense associated with convertible debt	243	1,370
Noncash change in fair value of derivatives	(36,823)	—
Other	46	44
Changes in operating assets and liabilities:
Accounts receivable	(1,718)	(1,802)
Prepaid expenses and other current assets	(580)	(283)
Accounts payable	424	(397)
Accrued expenses and other current liabilities	(983)	3,172
Deferred revenue	(17)	390
Net cash used in operating activities	(28,088)	(6,848)

Cash flows from investing activities
Additions of property, equipment, and software	(2,470)	(87)
Net cash used in investing activities	(2,470)	(87)

Cash flows from financing activities
Proceeds from exercise of stock options	158	334
Proceeds from convertible promissory notes	29,374	31,470
Proceeds from business combination placed in escrow and restricted	39,032	—
Trust proceeds received from recapitalization at closing	582	—
Repurchase of common stock and settlement of forward purchase agreements	(31,303)	—
Transaction costs associated with recapitalization	(10,761)	(855)
Payments on related party payables	(17)	(253)
Net cash provided by financing activities	27,065	30,696

Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,493)	23,761
Cash, cash equivalents, and restricted cash, beginning of year	28,695	4,934
Cash, cash equivalents, and restricted cash, end of year	$25,202	$28,695

	Year Ended December 31,
	2022	2021
Supplemental disclosure of non-cash financing activities:
Transaction costs associated with recapitalization in accounts payable and accrued expenses	$—	$1,985
Stockholder contribution for debt issuance costs	924	—
Repurchase of common stock in other accrued expenses	360	—
Conversion of promissory notes into common stock	33,024	—
Issuance of forward share purchase agreements	14,170	—
Issuance of private warrants	3,916	—
Issuance of sponsor shares subject to earn-out conditions	6,867	—
Issuance of stockholder earn-out rights	26,131	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has three wholly-owned subsidiaries, Leafly Canada Ltd. (“Leafly Canada”), Leafly Deutschland GmbH and Leafly, LLC (“Legacy Leafly”). Legacy Leafly is the accounting predecessor of Leafly. The accompanying consolidated financial statements include the financial results of the Company and its wholly-owned subsidiaries.

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

The following table provides a summary of the significant sources and uses of cash related to the closing of the Business Combination on February 4, 2022 and the cash received from escrow through December 31, 2022:

Amount in Merida's trust account (“the Trust”) at closing	$90,824
Total payment to Merida public redeeming stockholders	49,466
Amount available after paying Merida redeeming stockholders	41,358
Cash to escrow for Forward Share Purchase Agreements (see Note 13)	39,032
Remaining balance	2,326
Merida expenses paid from the Trust at closing	1,744
Net cash from the Trust to Leafly at closing	582
Cash received from escrow February 4, 2022 to December 31, 2022	8,089
Net cash from the Trust to Leafly as of December 31, 2022	$8,671

The following table provides a reconciliation of the common shares related to the Merger transaction:

Merida public stockholders	4,160
Merida initial stockholders (including Sponsor and EarlyBirdCapital)	1,667
Holders of 2022 Notes (see Note 11)	38
Shares held by Sponsor in escrow that are subject to earn-out conditions (see Note 12)	1,625
Total Merida	7,490
Legacy Leafly existing securityholders	35,434
Total shares outstanding as of February 4, 2022	42,924

All shares in this table, except the shares held by Merida public stockholders and holders of 2022 Notes, were subject to restrictions as to trading through August 3, 2022 (“Lock Up Restrictions”).

NOTE 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation.

Going Concern Evaluation

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. Leafly has incurred recurring operating losses, used cash from operations, and relied on the capital raised in its merger transaction to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued.

•
During the fourth quarter of 2022, Leafly implemented a restructuring plan, including a reduction in force reflecting primarily one-time severance and other employee-related termination benefits incurred during the fourth quarter of 2022.
•
Subsequent to year end, on March 16, 2023 (Note 19), Leafly announced a second restructuring plan further seeking to reduce recurring costs and identifying cost savings based on an estimated reduction of personnel with associated severance costs to be recognized in the first quarter of 2023.

After considering all available evidence, Leafly’s management determined that, based on the cost reduction measures outlined above, Leafly’s current positive working capital will be sufficient to meet its capital requirements for a period of at least twelve months from the date that these December 31, 2022 financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. Such estimates include those related to the fair value of derivative liabilities; the allowance for doubtful accounts; the valuation allowance for deferred income tax assets; the fair value of the convertible promissory notes; the estimate of capitalized software costs and useful life of capitalized software; and the fair value of equity issuances. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the U.S. dollar. The assets and liabilities of our foreign subsidiaries are remeasured to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured to U.S. dollars using historic or average monthly exchange rates, as appropriate. Remeasurement gains and losses are included in other income (expense) on the Consolidated Statements of Operations. The assets, liabilities, revenues, and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The Canadian dollar is our primary foreign currency. Remeasurement gains and losses have not been significant, and therefore we do not present separately translation adjustments or other comprehensive income/(loss).

Foreign Operations

Operations outside the U.S. comprise primarily Leafly Canada’s activities in Canada. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of our foreign subsidiaries were $1,262 and $1,562 as of December 31, 2022 and 2021, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company may hold cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation (“FDIC”), National Credit Union Administration (“NCUA”), or the Canada Deposit Insurance Corporation (“CDIC”) as discussed further below. Restricted cash as of December 31, 2022 and 2021 includes collateral held at the Company’s financial institution and its credit card processing company. Restricted cash as of December 31, 2022 also includes cash maintained in escrow related to certain derivatives (see Note 3). The fair value of cash, cash equivalents, and restricted cash approximate their carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents and restricted cash are deposited with major financial institutions primarily in the U.S. and Canada. At times, deposits in financial institutions may be in excess of the amount of insurance provided on such deposits by the FDIC, NCUA or CDIC. At December 31, 2022 and 2021, cash and cash equivalents totaling $574 and $579, respectively, held in domestic and foreign institutions, are insured within the limitations set by the FDIC, NCUA or CDIC, as applicable. To date, the Company has not experienced any losses on its cash deposits.

Accounts receivable are unsecured and the Company generally does not require collateral from its customers. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.

Accounts Receivable, Net and Payment Terms

The Company records accounts receivable at the time of invoicing the customer. Payment terms and conditions vary by contract type and the service being provided. Fees are usually non-refundable. Subscription-based services are typically invoiced monthly in advance and impression-based services are typically invoiced monthly in arrears. Customer payment terms vary by arrangement although payments are typically due within 30 days of invoicing. The timing between the satisfaction of the performance obligations and the payment is not significant and the Company currently does not have any significant financing components or significant payment terms.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable (Note 5). The allowance reflects the Company’s best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, and known delinquent accounts. When new information becomes available that allows the Company to estimate the allowance more accurately, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value due to their short-term nature.

Costs to Obtain Contracts with Customers

Certain sales incentive compensation costs are incremental costs to obtain the related customer contract. For contract costs with amortization periods of more than 12 months, these costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. There were no capitalized costs to obtain contracts with customers in 2022 or 2021. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred.

Property and Equipment

Property and equipment consists of furniture, equipment, and leasehold improvements and are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements.

Capitalized Software

The Company capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development. The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence, management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product development expense. The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality.

The Company’s estimated useful life for capitalized software is three years, and amortization is calculated using the straight-line method.

Leases

The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using an estimated discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments.

The Company does not recognize its renewal options as part of its right-of-use assets and lease liabilities until it is reasonably certain that it will exercise such renewal options.

The Company has elected to combine lease and non-lease components; however, the Company currently has no leases requiring analysis of lease components.

The Company did not have any operating lease right-of-use assets as of December 31, 2022 or 2021.

Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Any impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost or the fair value less the cost to sell.

Stock Repurchases

The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock, a separate component of stockholders' equity. Upon retirement, the carrying amount of treasury stock is reduced with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to accumulated deficit on the date of retirement.

Revenue from Contracts with Customers

The Company generates revenue by providing customers with online software and advertising services, primarily through subscription agreements. Leafly also provides advertising on a per-impression delivered basis.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

Leafly provides to its clients a platform to engage with and advertise to interested consumers. This subscription-based platform is delivered by way of a hosted, web-based application or Software as a Service (SaaS) delivery model. Customers of Leafly never take possession of any software as it is hosted in the cloud.

All the Company’s revenue and trade receivables are generated from contracts with customers. Revenue is recognized when control of the promised services is transferred to the Company’s customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Customer arrangements are evidenced by written or electronic acceptance of a contract describing the services to be delivered, the timing, and the pricing.

Performance Obligations — A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606. The transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice.

The Company’s Retail contracts typically contain a single performance obligation consisting of the hosted software in a multi-tenant environment where support and maintenance are included for customers. Retail contracts with multiple performance obligations contain additional services offerings, either in the form of subscription or one-time service. Additional Retail service offerings change over time but currently include additional mapping, mobile, homepage, and video features, as well as sponsorships, premium placement, pick-up lead generation, insights, and customer communications, including emails and mobile push notifications. Brands customers can purchase any number and combination of services; none of the Brands services require the purchase of another Brands service.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (SSP) for any distinct good or service, the Company may be required to allocate the transaction price to each performance obligation using its best estimate for the SSP. The portion of our revenue for which SSP requires estimation has been immaterial.

A majority of the customer contracts have performance obligations that the Company satisfies over time, and revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. Some contracts contain a performance obligation that the Company satisfies at a point in time upon delivery of the specified services. Revenues recognized over time are associated with software subscriptions, display ads and audience extension. Revenues recognized at a point in time are associated with branded content and channel advertising.

Practical Expedients and Exemptions—There are several practical expedients and exemptions allowed under ASC Topic 606 that impact the timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients applied by the Company:

•
The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
•
The Company generally expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the consolidated statements of operations.

Contract Balances—The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company mainly provides subscription services and bills its customers upfront for any services to be performed. As such, the Company did not have any contracts assets as of, or during the years ended, December 31, 2022 or 2021.

Contract Liabilities (Deferred Revenue)—The Company records Deferred Revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer. The Company typically invoices its customers for online software on a monthly, quarterly, or annual basis, with payment due 30 days from the date of the invoice. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue.

Cost of Revenue

Cost of revenue consists primarily of credit card processing fees, third-party professional services, data licensing costs, website infrastructure including hosting costs, and salaries and employee benefits for the engineering teams responsible for operating the Company’s online software platform.

Product Development

Product development expenses primarily consist of professional services fees, allocations of various overhead and occupancy costs, and salaries and employee benefits for the engineering teams responsible for developing new products or services or significant improvements to existing products or services. Product development costs that do not meet the criteria for capitalization are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against the Company’s deferred income tax assets if based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company periodically reviews its operations and significant income tax positions for uncertainties and areas of judgment in the application of complex income tax regulations in several tax jurisdictions and provides a liability for potential income taxes, where applicable. The Company includes any interest and penalties related to unrecognized tax benefits within the provision for taxes.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020, which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both Acts and has determined that any impact is not material to its financial statements.

As of December 31, 2022, the Company asserts to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2022 and 2021, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Advertising

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $3,059 and $2,076 during the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock option, restricted stock unit or performance stock unit grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period, or where applicable the performance period, of the awards. When equity awards include a performance condition that impacts the vesting or exercisability of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the service is provided. Compensation cost for awards with a performance condition are recognized over the shorter of the derived service period or the explicit/implicit service period. Compensation expense for awards subject to market-based conditions are recognized on a straight-line basis over the derived service period, regardless of whether the market condition is satisfied. Forfeitures are recognized and accounted for as they occur.

The fair value of stock options with service or performance conditions is estimated on the date of grant using the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock. The fair value of restricted stock awards with service or performance conditions is estimated on the date of grant based on the market value of the Company’s common stock. The fair value of stock options and restricted stock units with market-based conditions is estimated on the date of grant using a Monte Carlo simulation model, inclusive of assumptions for risk-free interest rates, expected terms, expected volatility, and the market target. Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date, which could result in different stock-based compensation expense.

The risk-free interest rates used are based on the U.S. Department of Treasury (U.S. Treasury) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. Options granted have a maximum contractual term of 10 years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies determined to be comparable to the Company. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future.

Common Stock Valuation

Due to the absence of an active market for the Company’s common stock at the time of the Merger, the Company utilized methodologies in accordance with the framework of Standards 9 and 10 of the Uniform Standards of Professional Appraisal Practice, the Statement on Standards for Valuation Services as set forth by the American Institute of Certified Public Accountants (“AICPA”), ASC Topic 820 Fair Value Measurements and Disclosures, and the AICPA Accounting and Valuation Guide for the Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The fair value of the common stock was determined based upon a variety of factors, including the illiquid nature of the common stock, sales of the Company’s preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event at the time of valuation. Among other factors are the Company’s unaudited and audited historical financial position and performance and the then-current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Transaction Costs and Deferred Transaction Costs

The Company incurred significant costs direct and incremental to the Business Combination and therefore to the recapitalization of the Company. We deferred such costs incurred in 2021 and in early 2022. In 2022, upon closing of the Business Combination, total direct transaction costs were allocated between equity and liability instruments measured at fair value on a recurring basis that were newly issued in the recapitalization. Amounts allocated to equity were recorded to additional paid-in capital, while amounts allocated to the specified liabilities were recorded as other expense.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

Management does not believe that there are any recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	Year Ended December 31,
	2022	2021

Cash and cash equivalents	$24,594	$28,565
Restricted cash	608	130
	$25,202	$28,695

The December 31, 2022 restricted cash balance includes $360 of cash maintained in escrow related to Forward Share Purchase Agreements (“FPAs”). Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company. Additional information regarding the FPAs is included in Notes 13 and 18.

NOTE 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2022	2021

Prepaid subscriptions	$1,051	$965
Prepaid insurance	533	57
Other prepaid assets	272	169
Other current assets	71	156
	$1,927	$1,347

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net consists of amounts due from customers less an allowance for doubtful accounts. The following table presents the allowance for doubtful accounts and the changes therein:

	Year Ended December 31,
	2022	2021

Balance, beginning of period	$1,848	$1,131
Add: provision for doubtful accounts	1,378	1,177
Less: write-offs	(2,318)	(460)
Balance, end of period	$908	$1,848

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	As of December 31,
	2022	2021

Furniture and equipment	$740	$1,049
Leasehold improvements	—	2
Capitalized internal-use software	2,310	—
	3,050	1,051
Less: accumulated depreciation and amortization	(765)	(738)
	$2,285	$313

The Company recognized depreciation and amortization expense as follows:

	Year Ended December 31,
	2022	2021

Depreciation expense	$164	$253
Amortization of capitalized internal-use software	285	—
Total depreciation and amortization	$449	$253

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	As of December 31,
	2022	2021

Accrued bonuses	$1,309	$3,668
Other employee-related liabilities	2,403	2,131
Accrued interest	1,000	1,313
Other accrued expenses [1]	1,523	1,213
	$6,235	$8,325

1.
There are no individual items within this balance that exceed 10% of the total of the table.

Accrued bonuses include cash incentives for executive officers and other employees of the Company. Historically, bonuses have been provided to executives on a discretionary basis. Bonus compensation is designed to hold executives accountable and reward them for individual and business performance. The Company offers an annual incentive program for its executive officers whereby they are eligible to receive target bonus payouts, of up to 50% for the CEO ($73 for 2022) and 40% for other executive officers, of their base salary, with the actual bonus awarded based on a number of factors, including each executive’s individual performance, Leafly’s performance, current market and business climate, and Leafly’s financial circumstances, as determined by the Leafly board of directors.

NOTE 8 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of December 31, 2022. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that the Company no longer complies with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq’s Listing Rule 5450(b)(2)(A) and that the Company also does not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On November 2, 2022, Leafly received another letter from the Staff providing notification that, for the previous 30 consecutive business days, the bid price for Leafly’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1). The notices have no immediate effect on the listing of the Company’s common stock or warrants.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 26, 2023, to regain compliance with the market value of listed securities requirement. To regain compliance, the market value of the Company’s common stock must be $50 million or more for a minimum of 10 consecutive business days at any time before April 26, 2023 and we must otherwise satisfy the Nasdaq Global Market’s requirements for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before May 1, 2023 and we must otherwise satisfy the

Nasdaq Global Market’s requirements for continued listing The Company's failure to regain compliance during these periods could result in delisting.

If the Company is not able to achieve compliance with an applicable listing standard under Listing Rule 5450(b) prior to April 26, 2023, or if the Company does not regain compliance with the minimum bid price requirement by May 1, 2023, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

NOTE 9 — Revenue and Contract Balances

The following table presents the Company's revenue by service type:

	Year Ended December 31,
	2022	2021

Advertising [1]	$46,945	$42,961
Other services [1]	418	75
	$47,363	$43,036

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Year Ended December 31,
	2022	2021

United States [1]	$44,424	$38,604
All other countries [1]	2,939	4,432
	$47,363	$43,036

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following tables presents the Company's revenue by state:

	Year Ended December 31,
	2022	2021

Arizona	18%	17%
California	12%	10%
Oregon	10%	11%

No other state comprised 10% or more of Leafly’s revenue during the year ended December 31, 2022 and 2021. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2022 or 2021.

The following table presents the Company's revenue by timing of recognition:

	Year Ended December 31,
	2022	2021
Over Time [1]
Retail [2]	$36,742	$33,628
Brands [3]	6,722	6,702
	43,464	40,330
Point in time [1]
Brands [4]	3,899	2,706
	$47,363	$43,036

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.
2.
Revenues from subscription services and display ads.
3.
Revenues from brand profile subscriptions and digital media (including display ads and audience extension).
4.
Revenues from channel advertising (including direct to consumer email).

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

The following table presents the Company's deferred revenue balances and changes therein:

	Year Ended December 31,
	2022	2021

Balance, beginning of year	$1,975	$1,585
Add: net increase in current period contract liabilities	1,942	1,936
Less: revenue recognized from beginning balance	(1,959)	(1,546)
Balance, end of year	$1,958	$1,975

A majority of the deferred revenue balance as of December 31, 2022 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.
NOTE 10 — Income Taxes

Domestic and international income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021

United States	$6,567	$(12,142)
Foreign	(1,497)	118
Income (loss) before income taxes	$5,070	$(12,024)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The significant components of deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforwards – domestic	$20,565	$12,610
Net operating loss carryforwards – foreign	1,537	1,220
Intangible assets	11,671	12,426
Nonqualified stock options	387	—
Accruals and reserves	582	1,398
163(j) interest limitation	1,024	324
Other	22	60
Total deferred tax assets	35,788	28,038
Valuation allowance	(35,780)	(28,027)
Total deferred tax assets, net of allowance	$8	$11
Deferred tax liabilities:
Other	$(8)	$(11)
Total deferred tax liabilities	(8)	(11)
Total deferred tax assets, net	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2022, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2022 was an increase of $7,753, including $200 established in accounting for the reverse recapitalization.

The Company had net operating loss carryforwards (“NOL”) for federal, state and foreign income tax purposes of approximately $85,430, $60,478 and $5,801, respectively, as of December 31, 2022. The Company's state NOL will begin to expire in 2039 and all of the Company's federal NOL will last indefinitely.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement had no material impact to the Company during the year ended December 31, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Management believes all the income tax returns filed since inception remain open to examination by the major domestic and foreign taxing jurisdictions to which the Company is subject due to net operating loss carry forwards.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to net loss before taxes as follows:

	Year Ended December 31,
	2022	2021

Federal tax expense (benefit) at statutory rate	$1,065	$(2,525)
State income tax expense (benefit) at statutory rate, net of federal benefit	238	(359)
Permanent differences	—	282
Deferred tax asset true-ups	(266)	6
Rate change	(329)	—
Change in valuation allowance	7,753	2,626
Stock-based compensation	195	—
Change in fair value of warrants	(9,011)	—
Nondeductible compensation under 162(m)	353
Other adjustments, net	2	(30)
Provision for income taxes	$—	$—

NOTE 11 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by the Sponsor to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

The 2022 Notes are unsecured convertible senior notes due 2025. They are convertible at the option of the holders at any time before maturity at an initial conversion share price of $12.50 per $1,000 principal amount of 2022 Notes and per $1,000 of accrued but unpaid interest on any converted 2022 Notes. In addition, the Company may, at its election, force the conversion of the 2022 Notes on or after January 31, 2024, if the volume-weighted average trading price of the Company’s common stock exceeds $18.00 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days. The Company also has the option, on or after January 31, 2023 and prior to the 40th trading day immediately before the maturity date and subject to the holders’ ability to optionally convert, to redeem all or a portion of the 2022 Notes at a cash redemption price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. The holders of the 2022 Notes have the right to cause the Company to repurchase for cash all or a portion of the 2022 Notes held by such holder upon the occurrence of a “fundamental change” (as defined in the Note Purchase Agreement) or in connection with certain asset sales, in each case at a price equal to 100% of par plus accrued and unpaid interest, if any.

As of December 31, 2022, the net carrying amount of the 2022 Notes was $28,863, which includes unamortized issuance costs and debt discount of $1,137, which will be amortized over the remaining 25 months. The estimated fair value of the convertible debt instruments was approximately $27,100 as of December 31, 2022. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy (Note 18).

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

On February 4, 2022, in connection with the Business Combination, the 2021 Notes were converted to approximately 4,128 shares of Leafly common stock at the conversion price of approximately $2.63, which was 80% of the implied price per share of common stock in the Business Combination. Upon closing of the Business Combination, the shares of common stock then converted to shares of common stock of the combined company using the conversion ratio of 0.3283, which was used for conversion of all Leafly securities.

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

Common Stock

On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly's capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock. In connection with the settlement of the FPAs (Note 13), 25 shares held by Merida Holdings, LLC were canceled, according to an agreement between the Company and Merida Holdings, LLC entered into upon execution of the FPAs.

As of December 31, 2022 Leafly's authorized capital stock consisted of:

•
200,000 shares of Leafly common stock, $0.0001 par value per share; and
•
5,000 shares of Leafly preferred stock, $0.0001 par value per share.

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

•
if we were to seek to amend the charter to increase or decrease the par value of a class of the capital stock, then that class would be required to vote separately to approve the proposed amendment; and
•
if we were to seek to amend the charter in a manner that alters or changes the powers, preferences, or special rights of a class of capital stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.

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

Sponsor Shares Subject to Earn-Out Conditions

In accordance with the Merger Agreement, upon closing of the Business Combination, 1,625 of the shares held by the Sponsor were placed in escrow and subjected to earn-out conditions (“Escrow Shares”). Of these Escrow Shares, 50% will be released from escrow if and when the Company's common stock trades at or above $13.50 for 20 out of 30 consecutive trading days at any time during the two-year period following closing, and the remaining 50% will be released from escrow if and when the Company's common stock trades at or above $15.50 for 20 out of 30 consecutive trading days at any time during the three-year period following closing. In addition, all 1,625 Escrow Shares will be released upon a change in control.

We account for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. See Note 18 for additional information.

Lock Up Restrictions

In accordance with various legal documents, the majority of our common stock was subject to restrictions on trading through August 3, 2022. See Note 1 for detail on common stock previously subject to Lock Up Restrictions.

Treasury Stock

Effective August 1, 2022, the Company repurchased 3,081 shares of its common stock at a weighted-average price of $10.28 per share for a total of $31,663, with $31,303 paid with restricted cash and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2022. These repurchases were in settlement of the FPAs. See Notes 3 and 13 for additional information.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 5,429 shares of common stock (the “Rights”) if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination. We will account for the Rights as derivative liabilities, which we will remeasure to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings. See Note 18 for additional information.

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 2,715 shares will be issued if and when:

•
revenue for the year ended December 31, 2022 equaled or exceeded $65,000 (“first revenue target”), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $13.50 (“first target price”) during the two-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•
a change of control occurs within the two years after the closing date of the Business Combination at the first target price or higher, or
•
a pro rata portion of 2,715 shares (50%) if the revenue during the target period meets or exceeds 90% of the first revenue target.

Second Tranche

Up to 2,715 shares will be issued if and when:

•
revenue for the year ending December 31, 2023 equals or exceeds $101,000 (“second revenue target”), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $15.50 (“second target price”) during the three-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the Closing), or
•
a change of control occurs within the three years after the closing date of the Business Combination at the second target price or higher, or
•
a pro rata portion of 2,715 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target.

If the second revenue target or second target price is met in full, the respective first revenue target or first target price, as applicable, will be deemed to have been met as well if it had not been met during the first period.

Preferred Stock

The Leafly board of directors is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Leafly board of directors is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly board of directors is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Leafly board of directors to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of December 31, 2022.

NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants

As of both December 31, 2022 and 2021, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the completion of the Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption;
•
if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to the warrant holders; and
•
If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants

As of both December 31, 2022 and 2021, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (“the Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants.

We account for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings. See Note 18 for additional information.

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

On May 3, 2022, Leafly and the holders entered into amendments to the FPAs (the “Amended FPAs”). The Amended FPAs modified the price at which the applicable holder has the right, but not the obligation, to have Leafly repurchase certain shares held by the applicable holder as of the closing of the Business Combination and not later sold into the market to a price of $10.16 per share (with respect to 686 of the shares subject to the Amended FPAs) and $10.31 per share (with respect to 2,404 of the shares subject to the Amended FPAs). The Amended FPAs also modified the date by which such holders may elect to have Leafly repurchase their shares to August 1, 2022. In connection with the Amended FPAs, certain amendments were also made to the escrow agreements in respect of the escrow accounts.

During the year ended December 31, 2022, $8,089 was released from the escrow accounts due to the FPA holders selling shares in the open market, which was accordingly reclassified on the Company's balance sheet from restricted cash to cash.

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

NOTE 14 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Awards under the 2021 Plan are detailed below. There were no options or other equity awards granted under the 2018 Plan, the Earn-Out Plan or the ESPP during the year ended December 31, 2022.

Stock-Based Compensation

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

In August 2022 and October 2022, the Company’s compensation committee of the board of directors and an authorized executive of the Company, as applicable, granted stock options to purchase an aggregate of approximately 102 shares of common stock at a weighted-average exercise price of $1.98 per share and granted an aggregate of 2,560 restricted stock units. Of the restricted stock units granted, 683 were market-based awards made to executives with a grant date fair value of $0.04 per share with vesting based on achievement of a $1.0 billion market cap by February 4, 2026, and 137 were performance awards made to executives with a grant date fair value of $0.81 per share with vesting based in part on achievement of a fiscal year 2022 Adjusted EBITDA target, which was achieved (Note 19). Prior to such grants, no grants had been made under the 2021 Plan. See Note 19 for awards subsequent to December 31, 2022.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the year ended December 31, 2022:

Risk-free interest rate	4.1%
Expected term in years	4.07
Expected volatility	74.6%
Expected dividend yield	0.0%

Stock option activity under the 2021 Plan for the year ended December 31, 2022 (there were no stock options granted previously under this plan) was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	—	$—	$—	—
Granted	102	1.98
Exercised	—	—
Forfeited or expired	(1)	1.98
Outstanding at December 31, 2022	101	$1.98	$—	9.61

Vested and exercisable	1	$1.83	$—	6.15

As of December 31, 2022, there was $94 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 3.47 years. The weighted-average grant date fair value of options granted under the 2021 Plan for the year ended December 31, 2022 was $1.16 per share.

Restricted Stock Units

Restricted stock unit activity under the 2021 Plan for the year ended December 31, 2022 (there were no restricted stock units granted previously under this plan) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2022	—	$—
Granted	2,560	1.17	$2,988
Vested	(317)	1.74	$554
Forfeited	(185)	1.59
Unvested at December 31, 2022	2,058	$1.30

As of December 31, 2022, there was $2,001 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Plan of which $59 relates to performance awards and $12 relates to market-based awards. The total cost is expected to be recognized over a weighted-average period of 3.11 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the year ended December 31, 2021 (there were no grants made in 2022):

Risk-free interest rate	1.15%
Expected term in years	5.90
Expected volatility	61.0%
Expected dividend yield	0.0%

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	1,893	$1.01
Granted	2,567	2.13
Exercised	(334)	1.07
Forfeited or expired	(275)	1.13
Outstanding at December 31, 2021	3,851	$1.77	$24,018	8.85
Exercised	(148)	1.09
Forfeited or expired	(272)	3.95
Outstanding at December 31, 2022 [1]	3,431	$1.60	$75	6.83

Vested and exercisable	1,725	$1.24	$75	6.32

1.
Includes 2,375, 0, and 1,056 awards accounted for as service-based, performance-based, and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1,000,000 market capitalization target for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Merger.

As of December 31, 2022, there was: (i) $930 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a weighted-average service period of approximately 2.00 years; and (ii) $1,406 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a weighted-average service period of approximately 0.85 years.

The following table presents the classification of stock-based compensation expense under the 2018 Plan and the 2021 Plan:

	Year Ended December 31,
	2022	2021

Sales and marketing	$223	$102
Product development	234	153
General and administrative	3,460	767
	$3,917	$1,022

Option Modification

Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 under the 2018 Plan to our Chief Executive Officer to purchase 2,917 shares of common stock were modified, and a corresponding charge of $1,366 was recorded for the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital. The original award included the following vesting provisions:

•
Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest upon the earlier of (a) the closing of the Initial Public Offering of the Company's common stock or (b) a change in control, provided the recipient remains in continuous service.
•
Milestone Option: A stock option to purchase 1,458 shares of common stock will vest one-third each upon the achievement of the three annual revenue targets of $75,000, $150,000 and $300,000, provided the recipient remains in continuous service.

The modified vesting provisions are as follows:

•
Liquidity Event Option: A stock option to purchase 1,458 shares of common stock will vest as follows, provided the recipient remains in continuous service: 50% upon the closing of the Business Combination and 50% upon the earlier of (i) the Company's achievement of a $1,000,000 market capitalization for any 20 during a 30-day period on or before the fourth anniversary of the closing of the Business Combination (the “Market Cap Milestone”) or (ii) a change in control.
•
Milestone Option: A stock option to purchase 1,458 shares of common stock will vest upon the achievement of the following milestones, provided that the recipient remains in continuous service:
o
First Milestone: 50% of the total number of shares subject to the stock option will vest if the Company's gross revenue for the year ending December 31, 2022 equals or exceeds $65,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
o
Second Milestone: 50% of the total number of shares subject to the stock option will vest if the Company's gross revenue for the year ending December 31, 2023 equals or exceeds $101,000. A pro rata amount vests in the event that the Company's gross revenue equals or exceeds 90% of the revenue target.
o
In the event the Second Milestone is achieved, any unvested portion of the stock option subject to the First Milestone will fully vest.
o
In the event the Market Cap Milestone is achieved, any unvested portion of the Milestone Option will fully vest.
o
The date of vesting for the Milestone Option will be the earlier of (i) the date following the Company's filing with the SEC of its Form 10-K for the applicable fiscal year in which the applicable revenue target was attained or, (ii) the date the Market Cap Milestone is achieved.
o
All shares subject to the Milestone Option will vest immediately upon a change in control.
o
The Milestone Option will remain outstanding unless and until the last possible time that the Second Milestone can be achieved, the Market Cap Milestone can be achieved, or a change in control may occur during the term of the Milestone Option award, subject to the recipient's continued service.

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of restricted stock units (“RSUs”). These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Merger. No RSUs have been awarded under the Earn-Out Plan as of December 31, 2022.

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Merger. Pursuant to the ESPP, 1,126 shares of common stock are initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 1,126 shares (as adjusted pursuant to the terms of the ESPP). The Company's current offering period runs from September 16, 2022 through March 15, 2023. Certain employees have enrolled in the ESPP, but no purchases had been made as of December 31, 2022.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Year Ended December 31,
	2022	2021

401(k) matching contributions	$875	$712

NOTE 15 — Related Party Transactions

One of Leafly's significant investors is a member of the board of directors of Tilray, Inc., which is the parent company of High Park Holdings Ltd., a customer of Leafly, and has therefore been identified as a related party. During the years ended December 31, 2022 and 2021, the Company recorded approximately $— and $142, respectively, of revenue earned from contracts with this customer.

In June 2021 the investor noted above purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.

At December 31, 2022, the Company owed $10 to two members of its board of directors, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet.

NOTE 16 — Net Income (Loss) Per Share

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

The Company considers its preferred stock to be participating securities. As of December 31, 2022, the Company had 1,625 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 for additional information). There were no such shares as of December 31, 2021. Net income (loss) is attributed to common stockholders and participating securities based on their participation rights. Net income (loss) is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders, as a group, for the periods presented:

	Year Ended December 31,
	2022	2021

Net income (loss)	$5,070	$(12,024)
Income impact of forward purchase agreements	(346)	—
Total undistributed income (loss)	$4,724	$(12,024)

Weighted average shares outstanding	35,080	24,882
Dilutive effect of forward purchase agreements	1,140	—
Dilutive effect of stock-based awards	1,520	—
Common stock and common stock equivalents	37,740	24,882

Basic net income (loss) per share	$0.14	$(0.48)
Diluted net income (loss) per share	$0.13	$(0.48)

During 2022, the Class 1, 2, and 3 shares were outstanding from January 1, 2022 through February 3, 2022, while only one class of common stock was outstanding beginning February 4, 2022. During 2021, only the Class 1, 2, and 3 shares were outstanding. Following are the calculations of basic and diluted net income (loss) per share for each class of common stock (refer to the tables above for the impact of common stock equivalents on common shares for the periods presented):

	Year Ended December 31,
	2022	2021
	Common	Class 1	Class 2	Class 3

Net income (loss)	$5,070	$(4,532)	$(6,646)	$(846)
Weighted average shares outstanding	35,080	9,375	13,755	1,752
Common stock and common stock equivalents	37,740	9,375	13,755	1,752

Basic net income (loss) per share	$0.14	$(0.48)	$(0.48)	$(0.48)
Diluted net income (loss) per share	$0.13	$(0.48)	$(0.48)	$(0.48)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Year Ended December 31,
	2022	2021

Shares subject to warrants	10,451	—
Shares subject to convertible promissory notes	2,421	12,481
Preferred stock	—	6,140
Escrow Shares	1,625	—
Shares subject to outstanding common stock options and RSUs	3,705	3,851
Shares subject to stockholder earn-out rights	5,429	—
	23,631	22,472

See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options and RSUs.

NOTE 17 — Segment Reporting

Segment revenue and gross profit were as follows during the periods presented:

	Year Ended December 31,
	2022	2021
Revenue:
Retail	$36,742	$33,628
Brands	10,621	9,408
Total revenue	$47,363	$43,036

Gross profit:
Retail	$32,601	$30,435
Brands	8,902	7,618
Total gross profit	$41,503	$38,053

Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 9 for revenue classified by major geographic area.

NOTE 18 — Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

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

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy level of the valuation inputs the Company utilized to determine such fair value:

		Fair Value at		Change in Fair Value of Derivatives
Description	Level	December 31, 2022	February 4, 2022	Year Ended December 31, 2022
Private Warrants derivative liability	3	$182	$3,916	$3,734
Forward share purchase agreements derivative liability [1]	3	—	14,170	346
Escrow Shares derivative liability	3	52	6,868	6,816
Stockholder earn-out rights derivative liability	3	204	26,131	25,927
Total		$438	$51,085	$36,823

1.
The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:

Private Warrants Derivative Liability

The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	December 31, 2022	February 4, 2022
Exercise price	$11.50	$11.50
Stock price	$0.65	$6.53
Volatility	75.0%	34.3%
Term (in years)	4.09	5.00
Risk-free rate	4.1%	1.8%
Dividend yield	0.0%	0.0%

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

Forward Share Purchase Agreements Derivative Liability

The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

February 4, 2022
Exercise price - one agreement	$10.16
Exercise price - three agreements	$10.01
Stock price	$6.53
Volatility	63.9%
Term (in years)	0.24
Risk-free rate	0.2%
Dividend yield	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares underlying the FPAs were in some cases sold by the holders into the open market earlier (see Note 13). The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Escrow Shares Derivative Liability

The Escrow Shares derivative liability was calculated using a Monte Carlo simulation and the following Level 3 inputs:

	December 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50
Second stock price trigger	$15.50	$15.50
Stock price	$0.65	$6.53
Volatility	86.0%	64.0%
Term (in years)	2.09	3.00
Risk-free rate	4.4%	1.6%
Dividend yield	0.0%	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability

The stockholder earn-out rights were valued using a Monte Carlo simulation and the following Level 3 inputs:

	December 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50
Second stock price trigger	$15.50	$15.50
First revenue trigger	$65,000	$65,000
Second revenue trigger	$101,000	$101,000
Stock price	$0.65	$6.53
Revenue assumption	$48,000	$55,500
Volatility	86.0%	64.0%
Term (in years)	2.09	3.00
Risk-free rate	4.4%	1.6%
Dividend yield	0.0%	0.0%

The revenue assumption input relates to projected revenue for fiscal year 2022 as of February 4, 2022 and for fiscal year 2023 as of December 31, 2022, and represents the midpoint of revenue guidance the Company had provided in the respective period. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTE 19 - Subsequent Events

Issuance and Cancellation of Equity Awards

On March 14, 2023, Leafly awarded 631 RSUs, which will vest monthly in 25% increments over 4 months, to employees in connection with its 2022 annual incentive plan (Note 7).

In 2023, through the date of this report, approximately 925 options, nonvested RSUs and nonvested PSUs were canceled or forfeited in connection with employee termination activity.

On March 13, 2023, Leafly’s compensation committee approved the vesting of PSUs awarded in 2022 related to the achievement of the Company’s 2022 Adjusted EBITDA target (Note 14).

ESPP Purchase

On March 15, 2023, Leafly purchased 289 shares on behalf of its ESPP (Note 14) for a total of $120.

Reduction in Force

On March 16, 2023 the Company announced a plan to reduce its workforce by approximately 40 persons in an effort to reduce its operating expenses at an estimated cash cost of approximately $700 expected to be recognized during the first quarter of 2023. This headcount reduction is in addition to the headcount reduction of 56 persons previously announced in October 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Annual Report.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2022.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors and Executive Officers

Below is a list of the members of our board of directors (the “Board”) and our executive officers as of the date of this filing, their respective ages, positions and offices held with the Company, and the composition of the Board's three standing committees, including the Audit Committee established in accordance with Section 3(a)(58)(B) of the Exchange Act and rules of Nasdaq.

Name	Class (1)	Current Term Expires (2)	Age	Positions Held	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Directors and Executive Officers:
Yoko Miyashita	I	2025	48	Chief Executive Officer, Director	—	—	—
Suresh Krishnaswamy	—	—	54	Chief Financial Officer	—	—	—
Non-Employee Directors:
Alan Pickerill	I	2025	56	Director	Chair	Member	—
Blaise Judja-Sato	II	2023	58	Director	Member	Chair	—
Peter Lee	II	2023	46	Lead Independent Director	—	Member	Member
Michael Blue	III	2024	44	Board Chair	—	—	Member
Cassandra Chandler	III	2024	65	Director	Member	—	Chair

1.
In accordance with the bylaws of the Company, our Board is divided into three classes, each comprising as nearly as possible one-third of the directors and serving three-year terms with only one class of directors being elected in each year.
2.
Each Director has served on our Board since February 4, 2022, the same date on which the current term of each of our Class II and Class III Directors began. The current term of our Class I Directors began on July 13, 2022.

We summarize below the business experience of each of our directors and executive officers, including for each of our directors, the key experience and qualifications that led our Board to conclude that each such person should serve as one of our directors.

Michael Blue. Mr. Blue was appointed to the Board on February 4, 2022 and serves as its Chairman. Mr. Blue co-founded Privateer Holdings, a cannabis-focused private equity firm that founded a number of businesses (including Tilray, Inc. (Nasdaq: TLRY), Left Coast Ventures Inc. (NEO:GRAM.U), and Docklight Brands, Inc.) and acquired Legacy Leafly in 2011, which it owned until 2019, when it effected a capital restructuring and distributed its ownership in Legacy Leafly to Privateer Holdings’ shareholders. Mr. Blue served as Privateer Holdings’ CFO from 2011 until 2018, and as its Managing Partner from 2018 until its merger with Tilray, Inc. in 2019. He also served as the Treasurer at Legacy Leafly between 2011 and 2019, and as a director of Legacy Leafly from 2011 until 2022. Mr. Blue also currently serves as Managing Partner at Ten Eleven Management LLC (dba Privateer Management), which provides consulting and management services to several cannabis businesses, including Legacy Leafly from February 2019 through March 2021. Prior to co-founding Privateer Holdings, Mr. Blue served in several senior roles in private equity, including as Principal at Herrington, Inc. from July 2007 to October 2011 and as Vice President of de Vissher & Company from July 2005 to July 2007. Mr. Blue received his MBA from Yale School of Management in 2005.

We believe Mr. Blue's experience with Legacy Leafly and in private equity, investment banking, consulting, business development and operations and in the cannabis industry make him well qualified to serve as a director and Chairman of our Board.

Cassandra “Cassi” Chandler. Ms. Chandler was appointed to our Board on February 4, 2022. Ms. Chandler is President & CEO of Vigeo Alliance, which partners with businesses to grow emerging leaders, retain diverse talent and build an inclusive culture that thrives. Ms. Chandler also has served as an independent federal monitor with the New York Police Department since January 2017 and as an Adjunct Professor for Intelligence and Terrorism courses at Pace University’s Masters in Public Safety and Homeland Security Graduate Program since January 2019. Previously, Ms. Chandler was Senior Vice President for Business Operations at Bank of America from February 2015 to December 2017, where she was responsible for building an integrated framework to identify, evaluate and assess emerging regulatory risks and the operational effectiveness of enterprise coverage areas. She also served on its Global Diversity and Inclusion Advisory Board. Before joining the bank, Ms. Chandler spent nearly 24 years with the Federal Bureau of Investigation (“FBI”), where she directed white collar crimes, financial crimes, terrorism, cybercrimes investigations and foreign intelligence activities. She led the FBI’s training division, redesigned the FBI’s health care fraud and its criminal and domestic terrorism intelligence programs, and was appointed to the U.S. Senior Executive Service as the agency’s first Black female Special Agent Assistant Director and the FBI’s first female National Spokesperson and director of Public Affairs. Ms. Chandler has received awards such as the Senior Executive Service Presidential Rank Award of Meritorious Executive under President George W. Bush, the National Center for Women & Policing’s “Breaking the Glass Ceiling” award and the Norfolk NAACP Trailblazer Award. She served on the U.S. Marine Corps Red Team, which monitored the Corps’ assessment of expanding infantry officer roles to women and has served on many charitable and diversity boards. Ms. Chandler received her B.A. from Louisiana State University and her J.D. from Loyola University School of Law.

We believe Ms. Chandler's law enforcement, business and inclusivity experience makes her well qualified to serve as a director on our Board.

Blaise Judja-Sato. Mr. Judja-Sato has served as a member of the Board since February 4, 2022. Mr. Judja-Sato is passionate about using technology to address global challenges in creating opportunities. His professional global experience ranges from startups to large multinationals; from governments to non-governmental organizations; and from the United Nations to social ventures and philanthropic institutions. Mr. Judja-Sato has been serving on the Supervisory Board of Jumia Technology AG (NYSE: JMIA) since 2019 and is a member of the Risk and Audit, Nomination and Governance, and Compensation committees. He also has been serving on the global board of Grassroot Soccer, a global health non-profit, since July 2021. He is the founder of VillageReach, a nonprofit helping governments solve healthcare delivery challenges in low-resource communities; and the founder of the Resilience Trust, an organization dedicated to reimagining cardiovascular care in resource-challenged settings with a focus on Africa. He has previously held numerous senior leadership positions with global responsibilities, including Executive Director of the International Telecommunication Union; founder and President of the Nelson Mandela Foundation USA; co-head of global development initiatives at Google; director of international business development at Teledesic; regional managing director at AT&T; and senior consultant at Accenture. Mr. Judja-Sato earned an MBA from The Wharton School at the University of Pennsylvania, an M.S. in engineering from Telecom ParisTech, and a Master’s degree in mathematics from the University of Montpellier.

We believe Mr. Judja-Sato's business and financial expertise and experience make him well-qualified to serve as a director on our Board.

Suresh Krishnaswamy. Mr. Krishnaswamy has served as the Company’s Chief Financial Officer since September 2021. Prior to joining Leafly, Mr. Krishnaswamy served as Principal for NextLevel Business Consulting from November 2019 to August 2021, where he developed vision and strategy for large companies in financial services and technology. Prior to joining NextLevel, he served as Chief Financial Officer of Drift from June 2018 to October 2019, as a treasury and pricing strategy consultant for Remitly from April 2017 to November 2017, and as a principal at DataSense Analytics from June 2015 to April 2017. Mr. Krishnaswamy brings more than 25 years of experience in finance and technology, having served in leadership roles at global companies and marketplace startups. He has worked with major investment banks, including Credit Suisse, Bank of America (Fleet Boston Financial), Credit Agricole, and Barclays. Mr. Krishnaswamy holds a BS in Computer Science from the University of Pennsylvania and a MS in Computer Science from the University of Texas.

Peter Lee. Mr. Lee has served as a member of the Board since February 4, 2022. Mr. Lee served as Merida’s President from August 2019 until February 4, 2022, and Merida’s Chief Financial Officer, Secretary and a member of Merida’s board of directors from September 2019 until February 4, 2022. Mr. Lee has spent more than 20 years as an investment professional in both public markets and private equity. Since April 2018, Mr. Lee has been an independent investor and consultant for hedge funds. From 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a

long/short equity oriented hedge fund. Prior to this, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund. From 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group. From 2005 to 2007, he was an analyst at Tiger Management evaluating public investments. Mr. Lee joined Tiger Management out of business school. Earlier, Mr. Lee focused on growth private equity investing in financial services and financial technology companies as a senior associate at J.H Whitney & Company from 2000 to 2002 and an associate at Capital Z Partners from 1999 to 2000. Mr. Lee began his career in 1997 as an analyst at Morgan Stanley Capital Partners, the private equity investment fund of Morgan Stanley. Mr. Lee received a B.S. in Business Administration from the University of California at Berkeley Haas School of Business and an MBA from Stanford Graduate School of Business.

We believe Mr. Lee is well-qualified to serve as a director on our Board due to his business experience, including his consulting experience and business contacts and relationships.

Yoko Miyashita. Ms. Miyashita serves as the Chief Executive Officer of the Company and as a member of the Company’s Board. Ms. Miyashita was appointed as the Chief Executive Officer of Legacy Leafly in August 2020, after serving as Legacy Leafly’s General Counsel since May 2019. Ms. Miyashita previously served as a director of Legacy Leafly from 2020 to 2022 and was appointed as a director of our Board on February 4, 2022. Previously, Ms. Miyashita served in several roles, including as SVP and General Counsel, at Getty Images from July 2005 to April 2019. Prior to joining Getty Images, she practiced law with Perkins Coie LLP from November 2001 to June 2005 in Seattle, Washington. Ms. Miyashita has spent her career serving mission-driven companies navigating complex global legal and regulatory environments in order to bring meaningful and compelling products to market. She holds a J.D. from the University of Washington School of Law and a B.A. from the University of California, Berkeley.

We believe Ms. Miyashita's long-term vision for the Company and operational and historical expertise gained from serving as our Chief Executive Officer qualifies her to serve as a director on our Board.

Alan Pickerill. Mr. Pickerill has served as a member of the Board since February 4, 2022. Mr. Pickerill has served in a variety of finance and accounting roles over a 30+ year career, mainly for publicly traded technology companies. He is currently a board member and audit committee chair for Porch Group (Nasdaq: PRCH), a board member of Manson Construction and sits on the board of the YMCA of Greater Seattle. He also has served as an adjunct faculty member for the University of Washington Foster School EMBA program since December 2021. Mr. Pickerill served as Expedia Group’s Executive Vice President, Chief Financial Officer and Treasurer from September 2017 to December 2019 and had been with the company since 2008. Mr. Pickerill oversaw Expedia Group’s accounting, financial reporting and analysis, investor relations, treasury, internal audit, tax and global real estate teams. Previously, he served as Expedia Group’s Senior Vice President of Investor Relations and Treasurer. Mr. Pickerill began his career as an accountant for seven years at Deloitte and Touche before working at a variety of publicly traded technology and internet companies, including serving as Chief Financial Officer of INTERLINQ Software Corporation, as well as roles at Microsoft and Getty Images. Mr. Pickerill was licensed as a certified public accountant in Washington in 1991. Mr. Pickerill received a B.A. in Business and Accounting from the University of Washington’s Michael G. Foster School of Business.

We believe Mr. Pickerill's business and financial expertise and experience make him well-qualified to serve as a director on our Board.

Family Relationships

There are no family relationships between any of our directors, nominees, or executive officers. There also are no arrangements or understandings between any director, nominee, or executive officer and any other person pursuant to which he or she has been or will be selected as a director and/or executive officer.

Audit Committee Financial Expert

Each member of our Audit Committee qualifies as an “audit committee financial expert” as defined by the SEC, including as a result of his or her business experience described above. In addition, each of our Audit Committee members satisfies the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of Nasdaq.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://investor.leafly.com/. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation

S-K. We expect to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Delinquent Section 16(a) Reports

SEC rules require our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Based solely on a review of the forms filed with the SEC and/or written representations that no additional forms were required, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements for the 2022 fiscal year, except as follows:

•
Form 4s were filed on October 14, 2022 to report a grant of restricted stock unit awards by the Company on October 6, 2022 to the following individuals: (i) the Company’s directors, Michael Blue, Cassandra Chandler, Blaise Judja-Sato, Peter Lee and Alan Pickerill; (ii) Yoko Miyashita, CEO and director; (iii) Suresh Krishnaswamy, CFO; and (iv) Kimberly Boler, David Cotter and Samuel Martin, former employees who served as executive officers in 2022.
•
Brendan Kennedy, a greater than 10% beneficial owner, filed (i) one Form 4 on August 19, 2022 to report sales transactions occurring on August 11, 12 and 15, 2022; and (ii) one Form 4 on October 3, 2022 to report sales transactions occurring on September 9, 13 and 14, 2022.

Item 11. EXECUTIVE COMPENSATION

Overview

We have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as Leafly is an emerging growth company. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, and which require compensation disclosure for (i) our principal executive officer; (ii) two of our other most highly compensated executive officers, whose total compensation for 2022 exceeded $100,000 and who were serving as executive officers as of December 31, 2022; and (iii) up to two additional individuals who would have been named executive officers under (ii) but for the fact that such individuals no longer served as executive officers as of December 31, 2022. We refer to these individuals as our “NEOs.” For fiscal year 2022, our NEOs were Yoko Miyashita, our Chief Executive Officer, Suresh Krishnaswamy, our Chief Financial Officer, and Samuel Martin, our former Chief Operating Officer who left the Company as of January 1, 2023.

Employment Arrangements with our Named Executive Officers

Yoko Miyashita, Chief Executive Officer

Ms. Miyashita serves as Leafly’s Chief Executive Officer on an at-will basis pursuant to an employment agreement she entered into with Legacy Leafly, effective as of August 17, 2020 (the “CEO Agreement”). The CEO Agreement provides for (i) a base salary of $400,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 50% of Ms. Miyashita’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. As provided in the CEO Agreement, Ms. Miyashita: (i) received stock option awards in 2021, which are described below under, “— Performance-Based Option Awards” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Ms. Miyashita’s outstanding equity awards as of December 31, 2022. Ms. Miyashita also is eligible to participate in the employee benefit plans generally available to our employees.

The CEO Agreement provides that if any payments or benefits provided for under the agreement or otherwise payable to Ms. Miyashita are considered “excess parachute payments” under Section 280G of the Code, then such payments will be limited to the greatest amount that may be paid to Ms. Miyashita under Section 280G of the Code without causing any loss of deduction to Leafly under such Code section, but only if, by reason of such reduction, the “net after tax benefit” to Ms. Miyashita will exceed the net after tax benefit if such reduction was not made.

For a description of the payments and other benefits that Ms. Miyashita would be entitled to upon certain terminations of employment, see below under “Potential Payments upon Termination of Employment or Change in Control.”

Suresh Krishnaswamy, Chief Financial Officer

Mr. Krishnaswamy serves as Leafly’s Chief Financial Officer on an at-will basis pursuant to an offer letter he entered into with Legacy Leafly, dated September 13, 2021, effective as of September 20, 2021 (the “CFO Letter”). The CFO Letter provides for (i) a base salary of $375,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 40% of Mr. Krishnaswamy’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. Pursuant to the terms of the CFO Letter, Mr. Krishnaswamy (i) received certain “new-hire” equity awards in 2021 and 2022, which are described below under “—Long-Term Equity Incentive Compensation” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Mr. Krishnaswamy’s outstanding equity awards as of December 31, 2022. Mr. Krishnaswamy also is eligible to participate in the employee benefit plans generally available to our employees.

Samuel Martin, former Chief Operating Officer

Mr. Martin served as our Chief Operating Officer until January 1, 2023 pursuant to a promotion offer letter he entered into with Legacy Leafly, dated October 12, 2021, effective as of August 1, 2021 (the “COO Letter”). The COO Letter provided for a base salary of $385,000 and a target annual bonus opportunity of up to 40% of Mr. Martin’s then base salary. Pursuant to the terms of the COO Letter, Mr. Martin (i) received RSU grants in 2022, which are described below under “— Long-Term Equity Incentive Compensation” and (ii) was eligible to receive long-term equity incentive awards, at the discretion of the Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Mr. Martin’s outstanding equity awards as of December 31, 2022. Mr. Martin also was eligible to participate in the employee benefit plans generally available to our employees.

Principal Components of Our Executive Compensation Program

This section discusses the material components of our executive compensation program for our NEOs. Leafly became a publicly-traded company in February 2022, and as such, we expect that our executive compensation program will evolve over time, while still supporting Leafly’s overall business and compensation objectives.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program and compared against compensation in the market for similar positions. In general, we seek to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Please see the “Salary” column in the Summary Compensation Table below for the base salary amounts paid to each of our NEOs for their services during the years presented.

Annual Bonus Plan

In 2022, in order to appropriately motivate and reward our employees, including our NEOs, and to further align our NEOs’ pay with Company performance, we established our 2022 Annual Incentive Plan (“2022 AIP”) that provided for incentive awards to be paid in cash, shares of our common stock, or in a combination thereof, as determined by the Compensation Committee, based upon its determination of achievement of pre-established performance goals for fiscal year 2022. For each employee eligible to receive awards under the 2022 AIP, including our NEOs, the 2022 AIP established minimum (0%), target (100%) and maximum (150%) award levels, computed as a percentage of each such employee’s annual base salary. To be eligible to receive any bonus, each NEO must be employed with the Company at the time such payment is made.

The table below sets forth the target award level, as a percentage of base salary, for each of our NEOs for fiscal year 2022.

Named Executive Officer	Target Award % of Salary	2022 Target Award
Yoko Miyashita	50%	$200,000
Suresh Krishnaswamy	40%	$150,000
Samuel Martin	40%	$154,000

Our 2022 AIP performance goals included top line revenue and adjusted EBITDA targets for fiscal year 2022 (each a “Performance Goal,” as defined below), with potential bonus payouts allocated 50% to each Performance Goal and achievement of each Performance Goal determined independently of the other, with no linear interpolation applicable to any results.

The following tables set forth the Performance Goals and payment thresholds established by our Compensation Committee for our NEOs for fiscal year 2022:

2022 Top Line Revenue (1)	Payout Percentage
$55 million	100%
Less than $55 million	0%

1.
“Top Line Revenue” means total reported revenue in this Annual Report on Form 10-K for the period from January 1, 2022 to December 31, 2022 (“2022 Performance Period”).

Adjusted EBITDA (1)	Payout Percentage
Loss equal to or less than $27 million	100%
Loss greater than $27 million but equal to or less than loss of $27.5 million	75%
Loss greater than $27.5 million but equal to or less than loss of $28.5 million	50%
Loss greater than $28.5 million	0%

1.
“Adjusted EBITDA” means Adjusted EBITDA as reported in this Annual Report on Form 10-K for the 2022 Performance Period, further adjusted for the impact of any change in accounting due to changes in the form of payment for awards under the 2022 AIP (e.g., any add back to expense for payment of annual incentive awards in the form of stock-based awards instead of cash).

In 2023, after assessing the Company’s achievement of the 2022 Performance Goals, the Compensation Committee approved that (i) the Company’s Top Line Revenue was less than $55 million, resulting in 0% payout for the Top Line Revenue Performance Goal; and (ii) the Company’s Adjusted EBITDA loss was less than $27 million, resulting in 100% payout for the Adjusted EBITDA Performance Goal. As such, the Compensation Committee approved bonus payments under the 2022 AIP for Ms. Miyashita and Mr. Krishnaswamy of $97,373 and $73,000, respectively, representing approximately 50% of each executive’s target bonus eligibility. Mr. Martin was not eligible to receive a bonus payment due to his departure on January 1, 2023.

The Committee approved bonuses to be paid 75% in cash and 25% in an RSU award under our 2021 Plan. The RSU award vests in four equal installments over four months commencing in March 2023 and ending in June 2023 (“2022 AIP RSU Awards”). Because the 2022 AIP RSU Awards are intended to compensate our NEOs for their services and performance in 2022, vesting of such awards is not conditioned on the NEOs’ continued service with the Company. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below, including the footnotes thereto, for the 2022 AIP cash bonuses earned by our NEOs for performance during fiscal year 2022. The 2022 AIP RSU Awards are not included in the Summary Compensation Table below because the grants were made in 2023.

Long-Term Equity Incentive Compensation

Our NEOs are eligible to receive equity-based awards at the discretion of our Compensation Committee under our 2021 Plan. Prior to the Business Combination, our NEOs received grants of stock options under our 2018 Plan. Equity awards are intended to further align the interests of our NEOs with the interests of our stockholders and emphasize long-term performance by linking compensation to achievement of performance goals and share price appreciation over a multi-year period and to also support the retention of our management team. Our equity award program for NEOs is determined annually by the Compensation Committee. To date, our NEOs have received grants of service- and performance-based RSUs under our 2021 Plan and service- and performance-based stock options under our 2018 Plan, as described below.

Performance-Based Stock Unit (“PSUs”) Awards

In 2022, the Compensation Committee granted multi-year PSU awards to our NEOs under our 2021 Plan (the “2022 PSU Awards”). Each 2022 PSU Award consists of three tranches, with the number of PSUs in each tranche generally equal to one-third of the total number of PSUs granted under each such award. Each tranche represents the number of PSUs that are eligible to vest over three separate annual performance periods (each a “Performance Period”). The “First Performance

Period” was from January 1, 2022 to December 31, 2022; and the “Second Performance Period” is from January 1, 2023 to December 31, 2023; and the “Third Performance Period” is from January 1, 2024 to December 31, 2024. The PSUs in each tranche are eligible to vest in the corresponding Performance Period based on achievement of “Top Line Revenue” and “Adjusted EBITDA” targets that are set and approved by our Compensation Committee annually for each Performance Period (the “PSU Performance Goals”), with such PSUs allocated 50% to each Performance Goal for each Performance Period. If all or a portion of the PSUs do not vest for a particular Performance Period, such unvested PSUs will remain outstanding and will be eligible for vesting if we achieve a $1 billion market capitalization for any 20 days during a 30-day period on or before February 4, 2026 (the “PSU Market Cap Milestone”). If the PSU Market Cap Milestone is achieved on or before February 4, 2026, all then outstanding unvested PSUs will become fully vested as of the date the Compensation Committee makes a determination confirming that the PSU Market Cap Milestone has been achieved.

In 2022, the Compensation Committee approved PSU Performance Goals and the payout percentages for the First Performance Period that are identical to the Performance Goals and payout percentages approved by the Compensation Committee under our 2022 AIP, as described above. At the time we granted the 2022 PSU Awards, we determined that the grant date fair value of the portion of the award subject to the 2022 Top Line Revenue target was $0, based on a conclusion at the date of grant that such target would not be achievable.

In 2023, after assessing the Company’s achievement of the 2022 Performance Goals, the Compensation Committee made a final determination confirming that (i) the Company’s Top Line Revenue was less than $55 million, resulting in 0% payout for the Top Line Revenue Performance Goal; and (ii) the Company’s Adjusted EBITDA loss was less than $27 million, resulting in 100% payout for the Adjusted EBITDA Performance Goal. As a result of such determination, on March 13, 2023, 50% of each of Ms. Miyashita’s and Mr. Krishnaswamy’s 2022 PSU Awards eligible to vest in the First Performance Period vested, and the 50% of the PSUs that did not vest because the Top Line Revenue Performance Goal was not met will remain outstanding and eligible to vest if the Company achieves the PSU Market Cap Milestone. Mr. Martin’s 2022 PSU Awards were forfeited and not eligible for vesting due to his departure.

Time-Based RSU Awards

In 2022, we also granted time-based RSU awards under our 2021 Plan to each of our NEOs, representing (i) grants made to Messrs. Krishnaswamy and Martin in connection with the NEO’s hiring and promotion, respectively (“New Hire RSU Awards”); and (ii) annual long-term equity incentive grants made to Ms. Miyashita and Mr. Martin (“Annual RSU Awards”). The New Hire RSU Awards are eligible to vest 25% in the first calendar month following the first anniversary of the recipient’s employment commencement date and then in equal quarterly installments thereafter, on the 20th day of every third month for three years until the awards fully vest, subject to the NEO’s continuous employment. The Annual RSU Awards are eligible to vest quarterly in 1/16th increments, on the 20th day of every third month for four years until the awards fully vest, subject to the NEO’s continuous employment.

Performance-Based Option Awards

In 2021, Legacy Leafly granted Ms. Miyashita and Mr. Krishnaswamy performance-based option awards, as provided under the CEO Agreement and the CFO Letter, respectively (the “Performance Options”), with such grants consisting of a “Liquidity Event Option” and a “Milestone Option”. As previously disclosed, the number of shares underlying each NEO’s Performance Options was adjusted following the closing of the Business Combination and are presented in the “— Outstanding Equity Awards at Fiscal Year-End” table, as adjusted. Each Performance Option is eligible to vest as follows:

•
Liquidity Event Option: In 2022, 50% of Ms. Miyashita’s Liquidity Event Option vested upon the closing of the Business Combination. Mr. Krishnaswamy’s Liquidity Event Option and the unvested 50% of Ms. Miyashita’s Liquidity Event Option are eligible to vest upon the earlier of (i) the Company’s achievement of a $1 billion market capitalization for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Business Combination (the “Market Cap Milestone”) or (ii) a Change in Control (as defined in the 2018 Plan); provided, in each case of clauses (i) and (ii), that the NEO remains in continuous service until such time.
•
Milestone Option: Each Milestone Option is eligible to vest upon the achievement of the milestones and in the amounts set forth below; provided that the NEO remains in continuous service until such time. The Milestone Option is eligible to vest in the amounts set forth below on the earlier of (i) the date following the Company’s filing with the SEC of its Form 10-K for the applicable fiscal year in which the applicable revenue threshold described below is attained, or (ii) the date the Market Cap Milestone is achieved. All shares subject to the Milestone Option will vest immediately upon a Change in Control provided that the NEO remains in continuous service until such time.

o
First Milestone Option: 50% of the total number of shares subject to each Milestone Option would have vested if the Company’s consolidated gross revenue for the year ended December 31, 2022 equaled or exceeded $65,000,000 (the “2022 Revenue Threshold”) with a “Pro Rata Amount,” defined below, that would have vested if the Company’s consolidated gross revenue for the year ended December 31, 2022 had equaled or exceeded 90% of the 2022 Revenue Threshold. The unvested First Milestone Option will remain outstanding and eligible to vest if (i) the second milestone described below is achieved, (ii) the Market Cap Milestone is achieved, or (iii) there is a Change in Control during the term of the option.
o
Second Milestone Option: 50% of the total number of shares subject to each Milestone Option is eligible to vest if the Company’s consolidated gross revenue for the year ending December 31, 2023 equals or exceeds $101,000,000 (the “2023 Revenue Threshold”, and each of the 2022 Revenue Threshold and the 2023 Revenue Threshold, a “Revenue Threshold”) (with a Pro Rata Amount vesting if the Company’s gross consolidated revenue for the year ending December 31, 2023 equals or exceeds 90% of the 2023 Revenue Threshold). “Pro Rata Amount” means an amount equal to between 90% and 100%, inclusive, of the Second Milestone Option, and will correspond to the 90% to 100% achievement of the 2023 Revenue Threshold. Any unvested portion of the Second Milestone Option will remain outstanding and eligible to vest if (i) the Market Cap Milestone is achieved or (ii) there is a Change in Control during the term of the option.
o
Any unvested portion of the Milestone Option will remain outstanding unless and until the last possible time that the 2023 Revenue Threshold can be achieved, the Market Cap Milestone can be achieved or a Change in Control may occur during the term.

Time-Based Option Awards

Prior to 2022, Legacy Leafly granted time-based stock option awards to each of our NEOs, which generally are eligible to vest 25% on the first anniversary of the applicable vesting commencement date and in 1/48th increments for each subsequent month of the NEO’s continuous employment, until the awards fully vest after four years. Under the terms of the stock option agreements, executive officers have the option of exercising stock options prior to vesting and receive restricted stock upon exercise, which is subject to the same vesting conditions applicable to the underlying stock options.

Retirement Benefits

We offer a tax-qualified defined contribution retirement savings plan (the “401(k) Plan”), pursuant to which our eligible employees, including our NEOs, are able to voluntarily contribute a percentage of their annual compensation on a pre- and post-tax basis, up to the limits prescribed by the Internal Revenue Service. Each pay period, we offer a discretionary 401(k) Company matching contribution for eligible employees who participate in the 401(k) Plan, including our NEOs, of up to 100% of salary deferrals that do not exceed 1% of eligible compensation plus 50% of salary deferrals between 1% and 6% of eligible compensation. Generally, “eligible compensation” used for purposes of calculating contributions under the 401(k) Plan is the amount paid to the employee as base salary, overtime earnings, bonuses and commissions. Each of our NEOs was eligible to participate in the 401(k) Plan in 2022. We do not sponsor any nonqualified deferred compensation plans or pension plans.

2022 Summary Compensation Table

Name and Principal Position		Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)		Option Awards (3) ($)		Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)		Total ($)

Yoko Miyashita	Chief Executive Officer	2022	$389,489	$—	$455,914	(6)	$1,815,345	(7)	$73,030	$32,719	(8)	$2,766,497
		2021	400,024	246,000	—		981,532	(9)	—	28,650	(10)	1,656,206
Suresh Krishnaswamy	Chief Financial Officer	2022	365,146	—	359,822	(11)	—		54,750	20,009	(12)	799,727
		2021	101,565	50,000	—		914,870	(13)	—	90,251	(14)	1,156,686
Samuel Martin	Chief Operating Officer (former)	2022	374,881	—	633,943	(15)	—		—	21,803	(16)	1,030,627

1.
Amounts reported in this column comprise each NEO’s annual incentive bonus earned in fiscal year 2021 but paid at the discretion of the Compensation Committee in 2022.

2.
Represents the aggregate grant date fair value of (i) the RSU awards and (ii) the PSUs underlying the First Performance Period of the 2022 PSU Awards, each granted to our NEOs in fiscal year 2022, calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). The grant-date fair value of the RSUs and PSUs with performance conditions is the Company’s closing stock price on the date of grant, while the grant-date fair value of the PSUs with market conditions was determined using a Monte-Carlo model, as described in Note 14, "Equity Incentive and Other Plans” to the Company's consolidated financial statements within this Annual Report on Form 10-K
3.
Represents the aggregate grant date fair value of service and performance-based stock options granted to our NEOs in 2021, calculated in accordance with ASC Topic 718, and for Ms. Miyashita, the stock-based compensation expense recorded in 2022 in connection with the modification of her option awards discussed in footnote 9 to this table. See Note 14, “Equity Incentive and Other Plans” to our consolidated financial statements included in this Annual Report on Form 10-K.
4.
The amounts reported in this column represent each NEO’s 2022 AIP cash bonus that was earned in 2022 but paid in 2023, with 75% paid in cash and 25% paid in RSUs. See “— Annual Bonus Plan” above for a description of our NEO’s fiscal year 2022 bonuses.
5.
The amounts reported in this column comprise 401(k) plan matching contributions, cell phone allowance, health and welfare program premiums, and license, certification, and membership renewal fees, under programs that are available to substantially all our U.S.-based employees.
6.
The amount reported includes $42,429 of grant date fair value of the PSUs for the First Performance Period, based on the probable outcome that the 2022 Revenue Target would not be achieved and that the Adjusted EBITDA target would be achieved at 100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based RSU Awards” above. The fair value of the PSUs for the First Performance Period on the grant date would have been $74,807, assuming achievement at the max level of performance.
7.
This amount comprises $1,815,345 of stock-based compensation expense recorded in 2022 in connection with the modification of Ms. Miyashita’s option awards discussed in footnote 9 to this table.
8.
Includes 401(k) plan matching contributions of $11,159 and health and welfare premiums of $19,161.
9.
This amount comprises: (i) $385,963 of grant date fair value of options to purchase 1,944,397 Legacy Leafly shares at an exercise price of $0.36 (representing 638,411 Leafly shares and an exercise price of $1.10 on a post-conversion basis using an exchange ratio of 0.3283) and standard time-based vesting and (ii) $595,569 of grant date fair value of options to purchase 2,916,596 Legacy Leafly shares, allocated equally between the Liquidity Event Option and the Milestone Option at an exercise price of $0.36 (representing 957,617 Leafly shares and an exercise price of $1.10 on a post-conversion basis using an exchange ratio of 0.3283) that vest based on their applicable vesting terms. The grant date fair value of the standard time-based options was calculated using a Black-Scholes model with inputs of: the fair value of Legacy Leafly’s common stock on the grant date of $0.36, which was calculated using a 409A third-party valuation; no dividends; volatility of 62%; a risk-free rate of 1.0%; and an expected life of 5.7 years.

The grant date fair values of the Milestone Option and Liquidity Event Option were also calculated using a Black-Scholes model with inputs of: the fair value of Legacy Leafly’s common stock on the grant date of $0.36, which was calculated using a 409A third-party valuation; no dividends; volatility of 61%; a risk-free rate of 1.1%; and an expected life of 6.3 years. The grant date fair value of half of these options was not expensed for accounting purposes in 2021 as it was not considered probable of vesting in 2021 due to ASC Topic 718 treating a liquidity event as not probable until it occurs. These awards were modified in November 2021 subject to shareholder approval of the Company’s previously announced mergers that were consummated on February 4, 2022, and were thus modified for accounting purposes effective February 4, 2022.
10.
Includes 401(k) plan matching contributions of $14,086 and health and welfare premiums of $11,145.
11.
The amount reported includes $16,669 of grant date fair value of the PSUs for the First Performance Period, based on the probable outcome that the 2022 Revenue Target would not be achieved and that the Adjusted EBITDA target would be achieved at 100%, as discussed in “Long-Term Equity Incentive Compensation – Performance-Based RSU Awards” above. The fair value of the PSUs for the First Performance Period on the grant date would have been $29,389, assuming achievement at the max level of performance.
12.
Includes health and welfare premiums of $13,157.
13.
This amount represents the grant date fair value of options granted to Mr. Krishnaswamy in connection with his hiring, including: (i) $128,381 of grant date fair value representing the Liquidity Event Option to purchase 100,000 Legacy Leafly shares at an exercise price of $2.71 (converted to 32,833 Leafly shares and an exercise price of $8.26 using an exchange ratio of 0.3283), which were valued using a Monte-Carlo simulation model; (ii) $307,903 of grant date fair value representing the Milestone Option to purchase 200,000 Legacy Leafly shares at an exercise price of $2.71 (converted to 65,667 Leafly shares and an exercise price of $8.26 using an exchange ratio of 0.3283), which were valued using a Black-Scholes model; and (iii) $478,586 of grant date fair value representing time-based options to purchase 310,868 Legacy Leafly shares at an exercise price of $2.71 (converted to 102,068 Leafly shares and an exercise price of $8.26 using an exchange ratio of 0.3283), which were valued using a Black-Scholes model.

The grant date fair values of the options were calculated in accordance with ASC Topic 718. The inputs to each model were the same except for the volatility, life and risk-free interest rate of the award; the shared inputs were the fair value of Legacy Leafly’s common stock on the grant date of $2.71, which was calculated using a 409A third-party valuation, and no dividends, while the differing inputs were volatility of 68% for the Liquidity Event Option, 61% for the Milestone Option, and 61% for the time-based options; a risk-free rate of 1.0% for the Liquidity Event Option, 2.0% for the Milestone Option, and 2.0% for the time-based options; and an expected life of 6.1 years for the Liquidity Event Option, 5.9 years for the Milestone Option, and 5.9 years for the time-based options.
14.
Includes $87,588 paid by Legacy Leafly to a consulting firm which then paid $50,960 to Mr. Krishnaswamy for consulting services he provided to Legacy Leafly in 2021 prior to his hiring.
15.
The amount reported includes $29,292 of grant date fair value of the PSUs for the First Performance Period, based on the probable outcome that the 2022 Revenue Target would not be achieved and that the Adjusted EBITDA target would be achieved at 100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based RSU Awards” above. The fair value of the PSUs for the First Performance Period on the grant date would have been $51,644, assuming achievement at the max level of performance.
16.
Includes 401(k) plan matching contributions of $11,292.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our NEOs as of December 31, 2022:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights that Have Not Vested (2) ($)

Yoko Miyashita:	4/16/2020		13,340	—	—	$1.22	4/15/2030
	11/25/2020	(3)	81,253	10,261	—	$1.10	6/30/2029
	5/4/2021		47,392	—	—	$1.10	5/3/2031
	5/4/2021	(4)	372,406	266,005	—	$1.10	5/3/2031
	5/4/2021	(5)	239,404	—	239,404	$1.10	5/3/2031
	5/4/2021	(6)	—	—	478,808	$1.10	5/3/2031
	8/17/2022	(7)						168,054	$109,554	—	$—
	10/6/2022	(7)						67,549	$44,035	—	$—
	10/6/2022	(8)						—	$—	251,309	$163,828

Suresh Krishnaswamy:	10/27/2021	(5)	—	—	32,833	$8.26	10/26/2031
	10/27/2021	(6)	—	—	65,666	$8.26	10/26/2031
	10/27/2021	(9)	979	2,154	—	$8.26	10/26/2031
	11/1/2021	(9)	30,917	68,017	—	$8.26	10/31/2031
	8/17/2022	(10)						110,930	$72,315	—	$—
	10/6/2022	(10)						44,589	$29,068	—	$—
	10/6/2022	(8)						—	$—	98,728	$64,361

Samuel Martin:	9/18/2015	(11)	188	—	—	$0.13	9/17/2025
	2/24/2017	(11)	475	—	—	$0.16	2/23/2027
	11/29/2018	(11)	93,334	—	—	$0.40	11/28/2028
	4/16/2020	(11)	12,312	—	—	$1.22	4/15/2030
	11/25/2020	(11)	8,208	—	—	$1.10	3/27/2029
	11/25/2020	(11)	14,364	2,052	—	$1.10	6/30/2029
	12/15/2020	(11)	84,477	71,481	—	$1.10	12/14/2030
	8/17/2022	(11)						60,019	$39,126	—	$—
	8/17/2022	(11)						95,826	$62,469	—	$—
	10/6/2022	(11)						24,125	$15,727	—	$—
	10/6/2022	(11)						38,517	$25,109	—	$—
	10/6/2022	(8)						—	$—	173,497	$113,103

1.
Amount represents the number of securities underlying option awards granted to our NEOs by Legacy Leafly under the 2018 Plan prior to the Business Combination, as converted, upon closing, to options to purchase shares of Leafly Common Stock, using an exchange ratio of 0.3283.
2.
The value is based on the $0.6519 closing price of our common stock on Nasdaq on December 30, 2022 multiplied by the number of unvested RSUs and PSUs as of December 31, 2022.
3.
Represents Ms. Miyashita’s time-based option award granted in 2020 under the 2018 Plan. This option vested 25% on May 20, 2020, the first anniversary of the vesting commencement date, and thereafter, vested or will vest (subject to Ms. Miyashita’s continuous employment) in monthly increments generally equal to 1/48 of the total number of shares underlying the option award.
4.
Represents Ms. Miyashita’s time-based option award granted in 2021 under the 2018 Plan. This option vested 25% on August 17, 2021, the first anniversary of the vesting commencement date, and thereafter, vested or will vest (subject to Ms. Miyashita’s continuous employment) in monthly increments generally equal to 1/48 of the total number of shares underlying the award.
5.
Represents the NEO’s Liquidity Event Option granted in 2021 under the 2018 Plan. For Ms. Miyashita, 50% of the options vested in February 2022. Mr. Krishnaswamy’s, and the unvested portion of Ms. Miyashita’s, Liquidity Event Option are eligible to vest based on achievement of the performance conditions described under “— Performance-Based Option Awards – Liquidity Event Option” above.
6.
Represents the NEO’s Milestone Option, which was granted in 2021 under the 2018 Plan and is eligible to vest based on achievement of the performance conditions described under “— Performance-Based Option Awards – Milestone Option” above.
7.
Represents Ms. Miyashita’s time-based Annual RSU Award, which was granted in 2022 under the 2021 Plan and is scheduled to vest quarterly in 1/16 increments, on the 20th day of every third month of the NEO’s continuous employment, starting on October 20, 2022.
8.
Represents the NEO’s 2022 PSU Award, which is eligible to vest in 1/3 installments, over three separate Performance Periods, based on achievement of the PSU Performance Goals established for each Performance Period, as described under “— Performance-Based RSU Awards” above. In addition, 100% of the 2022 PSU Award is eligible to vest if we achieve the PSU Market Cap Milestone on or before February 4, 2026. The number reported for each NEO is based on maximum achievement. Mr. Martin terminated his service with the Company effective January 1, 2023 (“Separation Date”), and the unvested PSUs reported in the table were forfeited immediately.
9.
Represents Mr. Krishnaswamy’s time-based option award granted in 2021 under the 2018 Plan. The option vested 25% on September 20, 2022, the first anniversary of the vesting commencement date, and thereafter, vested or will vest (subject to Mr. Krishnaswamy’s continuous employment) in monthly increments generally equal to 1/48 of the total number of shares underlying the option award.
10.
Represents Mr. Krishnaswamy’s New Hire RSU Award, which was granted in 2022 under the 2021 Plan. The New Hire RSU Award vested 25% on October 20, 2022, and thereafter is scheduled to vest quarterly in 1/16 increments on the 20th day of every third month of continuous employment until fully vested.
11.
On Mr. Martin's Separation Date, his unvested RSUs and stock options were forfeited immediately, and he has until April 1, 2023 to exercise any vested, unexercised stock options or they will expire.

Potential Payments upon Termination of Employment or Change in Control

Voluntary Resignation or Termination for Cause or Due to Death or Disability

Yoko Miyashita, CEO

The CEO Agreement provides that if Ms. Miyashita voluntarily resigns other than for “Good Reason” or the Company terminates her employment for “Cause” or in the event of her death or “Disability” (each as defined in the CEO Agreement), no further payments would be due to Ms. Miyashita, except that she would be entitled to (i) any amounts of compensation that were earned, accrued or owing but not yet paid and (ii) any benefits accrued or earned under the Company’s benefit plans and programs or to which she is otherwise entitled under applicable law (clause (i) and (ii) collectively, the “Accrued Compensation and Benefits”).

For Ms. Miyashita, “Cause” is defined in the CEO Agreement as any of the following: (a) failure to perform the assigned duties or responsibilities pursuant to the agreement (other than a failure resulting from Disability) after written notice thereof from the Company describing Ms. Miyashita’s failure to perform such duties or responsibilities, and failure by Ms. Miyashita within 30 calendar days from the date of such written notice to remedy such performance failure; (b) engagement in any act of dishonesty, fraud, misrepresentation, embezzlement or other acts that are or would reasonably be expected to be injurious in a material respect to the Company; (c) a violation of any federal or state law or regulation applicable to our business; (d) a breach of any confidentiality agreement or invention assignment agreement between Ms. Miyashita and the Company; (e) conviction of, or entering a plea of nolo contendere to, any crime (other than minor traffic violations) or any act of moral turpitude; (f) continuing gross negligence or gross misconduct after written notice thereof from the Company describing the applicable conduct, and failure to cure, if curable, within 10 calendar days from the date of such written notice to remedy such conduct; or (g) a breach of any material term of the CEO Agreement, the Confidential Information Agreement or any other employment-related agreement between Ms. Miyashita and the Company.

The CEO Agreement defines “Good Reason” as Ms. Miyashita’s resignation within 30 days after the expiration of any Company cure period following the occurrence of one or more of the following, without Ms. Miyashita’s consent: (a) a material reduction of authority, duties or responsibilities; (b) a reduction of more than 10% in base cash compensation as in effect immediately prior to such reduction, unless the Company also similarly reduces the base cash compensation of all other senior executives of the Company; (c) a material change in the geographic location of the primary work facility or location; provided, that a relocation of less than 25 miles from the then-present location will not be considered a material change in geographic location; (d) a material breach by the Company of the CEO Agreement; (e) prior to a Change in Control, Ms. Miyashita no longer serving as a member of the Board of Directors (other than pursuant to voluntary resignation from the Board of Directors); or (f) following a Change in Control, the failure of the Company to obtain the assumption of the material obligations of the CEO Agreement by any successor(s).

“Disability” has the same meaning provided in Treasury Regulation Section 1.409A-3(i)(4)(i).

NEOs Other than CEO

If any NEO, other than Ms. Miyashita, terminates service from the Company for any reason, no further payments would be due to the NEO, except that the NEO would be entitled to payment of Accrued Compensation and Benefits.

Outstanding Equity Awards

If an NEO terminates service from the Company for any reason, other than in connection with a change in control (as defined in the applicable plan), any unvested equity awards would be forfeited immediately. The NEO generally would have 90 days after the date of termination to exercise any vested, unexercised stock options. If the Company terminates an NEO for “cause” (as defined in the applicable plan) any vested, unexercised stock options would expire immediately. If an NEO’s service terminates due to “disability” (as defined in the applicable plan) or death, the NEO would have 12 months and 18 months after the date of termination, respectively, to exercise any vested, unexercised stock options.

Qualifying Termination of CEO – Not in Change in Control Period

Under the CEO Agreement, if Ms. Miyashita incurs a “Qualifying Termination” outside of a “Change in Control Period,” she is entitled to the following: (a) cash severance payment equal to 100% of her annual base salary at the time of such termination, payable over the 12 months following termination and (b) reimbursement for COBRA premiums, grossed up for income taxation, for coverage up to 12 months. A Qualifying Termination is defined in the CEO Agreement as a termination by (a) the Company other than for Cause, death or Disability or (b) Ms. Miyashita for “Good Reason,” as defined in the CEO Agreement and summarized above. If there is a Qualifying Termination outside of a Change in Control Period, Ms. Miyashita’s unvested equity awards would be forfeited immediately, and she would have 90 days after her date of termination to exercise any vested, unexercised stock options, after which they would expire. Payment of severance is subject to effectiveness of a release of claims by Ms. Miyashita and resignation from the Board.

A “Change in Control” is defined in the 2018 Plan, and a “Change in Control Period” is the period commencing 90 days prior to, and ending 12 months following, the effective date of a Change in Control.

In connection with the Business Combination, the CEO Agreement was amended to provide that any awards that may be received by Ms. Miyashita in the future under the Earn-Out Plan will remain outstanding and eligible to vest following a Qualifying Termination of Ms. Miyashita’s employment.

Termination of NEO During Change in Control Period

Yoko Miyashita, CEO

Under the CEO Agreement, if Ms. Miyashita incurs a “Qualifying Termination” during a “Change in Control Period,” she is entitled to the following: (a) lump sum cash severance payment equal to the sum of (i) 100% of her annual base salary at the time of such termination, plus (ii) her target annual bonus; (b) reimbursement for COBRA premiums, grossed up for income taxation, for coverage up to 12 months; and (c) accelerated vesting of all equity awards in full, and for purposes of determining the number of shares that will vest pursuant to the foregoing with respect to any performance-based equity award, the applicable performance criteria will be deemed to have attained at a 100% level. Ms. Miyashita would have 90 days after such termination to exercise vested, unexercised options, after which they would expire. Payment of severance is subject to effectiveness of a release of claims by Ms. Miyashita and resignation from the Board.

NEOs Other than CEO

If any NEO, other than Ms. Miyashita, is terminated in connection with a change in control (as defined in the applicable plan), no further payments would be due to the NEO, except that the NEO would be entitled to payment of Accrued Compensation and Benefits and the treatment below for equity awards.

Equity Awards for NEOs Other than CEO

Our NEO’s unvested Liquidity Event and Milestone Option awards under the 2018 Plan will vest in full if there is a Change in Control, as defined under the 2018 Plan and described above. Any unvested time-based option awards under the 2018 Plan will be forfeited and not vest if there is a termination in connection with a Change in Control. If an NEO, other than our CEO, incurs a termination of service from the Company on or within 6 months of a change in control as defined in the 2021 Plan, any unvested RSU awards under the 2021 Plan will fully vest and be paid in full, with any applicable performance conditions deemed achieved (i) for any completed performance period, based on actual performance, or (ii) for any partial or future performance period, at the greater of the target level or actual performance, in each case as determined by the Committee, unless otherwise provided in the NEO’s award agreement.

Compensation Committee Interlocks and Insider Participation

No person who served on the Compensation Committee in the Company’s last completed fiscal year was at any time during fiscal year 2022, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee. Peter Lee currently serves on the Compensation Committee and served as Merida’s President, Chief Financial Officer and Secretary until the closing of the Business Combination, but did not receive compensation for such service, other than reimbursement for out-of-pocket expenses incurred in connection with activities on Merida’s behalf.

2022 Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. No individual meeting fees are paid for either Board meetings or committee meetings. We pay or reimburse travel and other expenses incurred by our non-employee directors in attending in-person Board meetings. In 2022 following the Business Combination, we paid each of our non-employee directors (Ms. Miyashita is not compensated for her role on the Board), a combination of equity and cash as outlined below:

•
an initial RSU grant valued at $150,000 for each non-employee Board member (the “Initial Grant”), which is eligible to vest in thirds annually on February 4th in 2023, 2024 and 2025, subject to continued Board service on each vest date;
•
an annual RSU grant valued at $50,000 for each Board member and $65,000 for the Board chair (“Annual Grant”), which vested immediately on the grant dates;
•
an annual $45,000 cash retainer for each Board member and $75,000 for the Board chair;
•
an annual cash committee chair retainer for each committee chair:
o
Audit: $30,000
o
Compensation: $20,000
o
Nominating and Corporate Governance: $15,000
•
an annual cash committee member retainer for each committee member:

o
Audit: $20,000
o
Compensation: $12,000
o
Nominating and Corporate Governance: $10,000

Dollar values for our directors’ RSU grants were converted into a number of RSUs based on our 60 day average trading price ending on a date prior to the grant date.

Compensation for non-employee directors during 2022 was as follows:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Total ($)

Michael Blue	$85,000	$63,499	$148,499
Cassandra Chandler	80,000	59,069	139,069
Blaise Judja-Sato	85,000	59,069	144,069
Peter Lee	67,000	59,069	126,069
Alan Pickerill	87,000	59,069	146,069

1.
Each of our Directors has served on our Board since February 4, 2022.
2.
Amounts in this column represent the grant date fair value of the RSUs granted to our non-employee directors in 2022, calculated in accordance with ASC Topic 718. See Note 14, “Equity Incentive and Other Plans” to our consolidated financial statements filed with this Annual Report on Form 10-K for the year ended December 31, 2022. The Initial Grants made to each non-employee director on August 17, 2022 and October 6, 2022 vest in thirds on February 4, 2023, February 4, 2024 and February 4, 2025, subject to the director's continued service on the Board. The Annual Grants to each non-employee director vested immediately when granted on August 17, 2022 and October 6, 2022. As of December 31, 2022, each of Ms. Chandler and Messrs. Blue, Judja-Sato, Lee and Pickerill held 26,926 unvested RSUs.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information about the beneficial ownership of our common stock, that is owned as of March 3, 2023 by:

•
each person known to us to be the beneficial owner of more than 5% of outstanding common stock;
•
each of our 2022 NEOs and directors; and
•
all of our executive officers (our 2022 NEOs) and directors as a group.

We have determined beneficial ownership for the purposes of the following table in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. Unless otherwise noted in the footnotes to the following tables, and subject to applicable community property laws, we believe the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned shares of common stock and warrants.

We based our calculation of the percentage of beneficial ownership on 40,307,773 shares of our common stock outstanding as of March 3, 2023. In computing the number of shares of common stock beneficially owned by a person and such person's percentage of ownership of all outstanding shares, we deemed as owned and outstanding for such person those shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 3, 2023 and RSUs held by that person that will vest within 60 days of March 3, 2023. We, however, did not deem such shares as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	% of Outstanding Common Stock

5% Stockholders:
Brendan Kennedy (2)	3,434,776	8.5%
Michael Blue (3)	2,948,415	7.3%
Executive Officers and Directors of the Company:
Michael Blue (3)	2,948,415	7.3%
Yoko Miyashita (4)	917,484	2.2%
Peter Lee (5)	593,060	1.5%
Sam Martin (6)	307,037	*
Suresh Krishnaswamy (7)	114,998	*
Alan Pickerill	17,950	*
Blaise Judja-Sato	17,950	*
Cassandra Chandler	14,985	*
All directors and executive officers as a group (8 individuals) (8)	4,931,879	11.8%

* Indicates less than 1 percent.

1.
Unless otherwise indicated, the business address of each of the individuals is c/o Leafly Holdings, Inc., 113 Cherry St. PMB 88154 Seattle, WA 98104-2205.
2.
Includes (i) 3,318,257 shares of common stock held directly by Brendan Kennedy and (ii) 116,519 shares of common stock held directly by Cavendish Privateers LLC. Mr. Kennedy is the sole member of Cavendish Privateers LLC and has sole voting and investment power with respect to the shares held by Cavendish Privateers LLC. The business address for each of the foregoing is 4111 E Madison St, Suite 143, Seattle, WA 98119.
3.
Includes 500,000 shares of common stock held by Jamestown 2021 Trust, for which JP Morgan Trust Company of Delaware is the trustee, but Mr. Blue exercises voting and investment power.

4.
Includes (i) 44,687 shares of common stock, (ii) 815,205 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 3, 2023, and (iii) 57,592 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 3, 2023.

5.
Includes shares of common stock issuable on exercise of 327,410 warrants to purchase common stock for $11.50 per share.
6.
Includes 216,607 stock options that are fully vested, which will expire on April 1, 2023 if they are not exercised prior to that date.
7.
Includes (i) 45,182 shares of common stock, (ii) 40,401 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 3, 2023, and (iii) 29,415 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 3, 2023.
8.
Includes (i) 1,072,213 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 2, 2023, (ii) 87,007 shares of common stock subject to RSUs that are scheduled to vest within 60 days of March 3, 2023, and iii) common shares issuable on exercise of 327,410 warrants to purchase common stock.

Equity Compensation Plan Information

As of December 31, 2022, Leafly had the following equity compensation plans under which equity securities of the registrant were authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)

Equity compensation plans approved by security holders (1)	5,590,208	$1.75	3,823,358

Equity compensation plans not approved by security holders	—	$—	—

Total	5,590,208	$1.75	3,823,358

1.
Includes the 2018 Plan, 2021 Plan, 2021 ESPP and Earn-Out Plan.
2.
Represents 3,431,479 and 100,949 shares issuable under outstanding stock options under the 2018 Plan and 2021 Plan, respectively, and 2,057,780 unvested RSUs and PSUs granted under the 2021 Plan.
3.
Weighted-average exercise price is based solely on outstanding stock options; the unvested RSUs and PSUs do not have exercise prices.
4.
Represents 2,126,807 shares issuable under the 2021 Plan, 1,125,624 shares issuable under the ESPP, and 570,927 shares issuable under the Earn-Out Plan, as of December 31, 2022. Annually, during the terms of the 2021 Plan and the ESPP, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the number of shares of common stock available for future issuance under each plan automatically increases in accordance with the terms of the applicable plans, such that (a) the number of shares of common stock under the 2021 Plan automatically increases on each January 1 by the lesser of (i) 10% of the fully diluted shares of common stock outstanding as of the last day of the preceding fiscal year and (ii) 4,502,495 shares (as may otherwise be adjusted pursuant to the terms of the 2021 Plan); and (b) the number of shares of common stock under the ESPP automatically increases on each January 1 by the lesser of (i) 2.5% of the fully diluted shares of common stock outstanding as of the last day of the preceding fiscal year and (ii) 1,125,624 shares (as may otherwise be adjusted pursuant to the terms of the ESPP).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction or arrangement, or any series of transactions or arrangements in which the Company (or its direct and indirect subsidiaries and controlled entities) is to be a participant, whether or not the Company is a party, and a related party has a direct or indirect material interest in such transaction (unless clearly incidental in nature or it is determined in accordance with the related person transaction policy that such interest is immaterial in nature such that further review is not warranted), including without limitation sales, purchases or other transfers of real or personal property, use of property and equipment by lease or otherwise, services received or provided, the borrowing and lending of funds, guarantees of loans or other undertakings and the employment by the Company of an immediate family member of a related person or a change in the terms or conditions of employment of such an individual that is material to such individual.

In reviewing and approving any such transactions, the Audit Committee is tasked, in light of the relevant facts and circumstances whether the transaction is in, or not inconsistent with, the best interests of the Company, including, but not limited to, the position or relationship of the related person with the Company, materiality of the transaction, business purpose for and rationale of the transaction, whether the transaction is on terms comparable to those available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons, whether the transaction is in the ordinary course of business, the effect of the transaction on the Company’s business and operations, potential for a conflict of interest, and overall fairness. All such approved transactions must be reviewed and approved or ratified by the Audit Committee, taking into account the foregoing considerations, during the next meeting of the Audit Committee, or sooner if determined to be necessary by the Company’s legal counsel.

Related Person Transactions

Merida Related Person Transactions

Sponsor Shares

Concurrently with the execution of the Merger Agreement, Leafly, Merida, and the Sponsor entered into an agreement (the “Sponsor Agreement”), which provided that (a) at the Closing, a number of Sponsor Shares equal to the quotient of (i) the amount by which certain unpaid expenses incurred by or on behalf of Merida (the “Outstanding Merida Expenses”) exceed $6.5 million, divided by (ii) $10.00 (such shares, the “Forfeited Shares”), will be forfeited by the Sponsor and canceled by Merida, (b) the parties will enter into an amendment to the existing Stock Escrow Agreement (“Stock Escrow Amendment”) providing for the forfeiture and cancellation of the Forfeited Shares and the escrow of all remaining Sponsor Shares until certain earn-out conditions are met, and (c) the Sponsor Shares will be subject to transfer restrictions for a period of 180 days following the completion of the Business Combination.

Concurrently with the execution of the Merger Agreement, Leafly, Merida, and the Sponsor entered into the Stock Escrow Amendment which provides that, following the Closing, after giving effect to the forfeiture of the Forfeited Shares, fifty percent of the remaining Sponsor Shares (the “Net Sponsor Shares”) were or will be released from escrow as follows: (a) fifty percent of the Net Sponsor Shares were released from escrow on the Closing Date due to the satisfaction of the Minimum Cash Condition, (b) twenty-five percent of the Net Sponsor Shares will be released from escrow upon the occurrence of the First Price Triggering Event, (c) all of the Sponsor Shares then held in escrow will be released from escrow upon the occurrence of the Second Price Triggering Event, and (d) if a Change of Control that will result in the holders of common stock receiving a per share price equal to or in excess of the applicable per share price required in connection with the First Price Triggering Event or the Second Price Triggering Event occurs at a time when Sponsor Shares are held in escrow, then immediately prior to the consummation of such Change of Control (i) the applicable triggering event that has not previously occurred shall be deemed to have occurred and (ii) the applicable Net Sponsor Shares will be released from escrow. On the business day following the end of the Second Earn-Out Period, all Sponsor Shares not released from escrow will be forfeited and canceled.

Administrative Support Agreement

Merida entered into an Administrative Services Agreement with Merida Manager III, LLC for $5,000 per month for office space, utilities and secretarial and administrative support from November 2019 (the “Administrative Agreement”). In October 2021, Merida ended the $5,000 Administrative Agreement and as a condition of closing the Business Combination, forfeited accrued administrative fees as of September 30, 2021 in the amount of $55,000. As the result of ending the Administrative Agreement, there was no outstanding balance as of December 31, 2021. The Administrative Agreement was solely for

Merida’s benefit and was not intended to provide Merida’s officers or directors compensation in lieu of a salary or other compensation. Other than the $5,000 per month administrative fee, the payment of consulting, success or finder fees to Merida Holdings, LLC (the “Sponsor”) and Merida’s officers, directors, the Merida initial stockholders or their affiliates in connection with the consummation of an initial business combination and the repayment of loans that may be made by the Sponsor to Merida, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, were paid to the Sponsor, the Merida initial stockholders, special advisors, members of Merida’s management team or their respective affiliates, for services rendered prior to or in connection with the consummation of Merida’s initial business combination.

Advances — Related Party

In anticipation of the underwriters’ election to fully exercise their over-allotment option, the Sponsor advanced Merida an additional $41,458 to cover the purchase of the additional Warrants. At December 31, 2021, advances of $16,458 were outstanding and due on demand. This amount was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2022.

Promissory Notes — Related Party

On August 6, 2019, Merida issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $100,569 under the Sponsor Promissory Note, which was also the largest aggregate amount of principal outstanding under the Sponsor Promissory Note was non-interest bearing and payable on the earlier of (a) September 30, 2020, (b) the consummation of Merida’s initial public offering or (c) the date on which Merida determined not to proceed with the initial public offering. The $339 that remained outstanding under the Sponsor Promissory Note prior to the closing of the Business Combination was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2022.

On June 25, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Promissory Note, which was also the largest aggregate amount of principal outstanding under the Promissory Note. The Promissory Note was non-interest bearing and payable prior to the consummation of a Business Combination. The $400,000 that remained outstanding under the Promissory Note prior to the closing of the Business Combination was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2022.

On October 13, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Second Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Second Promissory Note, which was also the largest aggregate amount of principal outstanding under the Second Promissory Note. The Second Promissory Note was non-interest bearing and payable prior to the consummation of a Business Combination. The $400,000 that remained outstanding under the Second Promissory Note prior to the closing of the Business Combination was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2022.

Registration Rights

At the closing of the Business Combination, the Company entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), with the registration rights holders. Pursuant to the terms of the Registration Rights Agreement, (a) any (i) outstanding share of common stock or any Private Warrants, and (ii) shares of common stock issued as Earn-Out Shares to shareholders of Legacy Leafly that received shares of common stock in the Business Combination or issuable as Earn-Out Shares pursuant to the Earn-Out Plan and (b) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights. Certain of the shareholders of Legacy Leafly that received shares of common stock in the Business Combination that are party to the Registration Rights Agreement, including Ms. Miyashita, our CEO, Michael Blue, our Board Chair, and Brendan Kennedy, and are related parties.

Pursuant to the terms of the Registration Rights Agreement, we previously filed registration statements, registering the resale of the registration rights holders’ shares, which has become effective. The Sponsor, EBC, and their transferees may demand not more than three demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Leafly holders may demand not more than six demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Company will not be obligated to participate in more than four demand registrations or shelf underwritten offerings, in any twelve-month period. The Company has borne and will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.

Privateer Holdings and Privateer Management

Leafly was a wholly owned subsidiary of Privateer Holdings until February 14, 2019, when Privateer Holdings effected a capital restructuring of Leafly and distributed its ownership in Leafly to its stockholders. In 2019, Leafly entered into a Corporate Services Agreement, as amended, with Privateer Management. Two individuals on Legacy Leafly’s board of directors, Michael Blue and Christian Groh, are officers of Privateer Management, which therefore has been identified as a related party. Privateer Management provided managerial services, support services, administrative services, at times paid for employee health benefit and other expenses on behalf of Leafly, and at times Leafly paid for employee health and benefit expenses on behalf of Privateer Holdings, through March 31, 2021. During the year ended December 31, 2021, Leafly did not record any expenses for these services within general and administrative expenses in its consolidated statements of operations. As of December 31, 2021, Leafly did not report any receivables for employee health and benefits paid on behalf of Privateer Holdings. As of December 31, 2021, Leafly did not owe any amounts to Privateer Management for corporate services and expenses paid on its behalf in 2020 and prior.

Other

One of Leafly's significant investors, Brendan Kennedy, is a member of the board of directors of Tilray Brand, Inc., which is the parent company of High Park Holdings Ltd., a customer of Leafly, and has therefore been identified as a related party. During the years ended December 31, 2022 and 2021, the Company recorded approximately $— and $142,000, respectively, of revenue earned from contracts with this customer (see Note 15 of Leafly’s audited consolidated financial statements).

In June 2021 the investor noted above purchased a convertible promissory note totaling $1,000,000, which bore interest at 8% annually. The note was issued as part of the existing series of 2021 Notes (see Note 11 of Leafly’s audited consolidated financial statements) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock in accordance with its terms upon closing of the Business Combination in February 2022, along with the other 2021 Notes, which was then exchanged for merger consideration in the Business Combination.

Director Independence

The rules of the Nasdaq Global Market (“Nasdaq”), require that a majority of the Company’s board of directors be independent. An “independent director” is generally defined under applicable Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Each of the directors other than Yoko Miyashita and Michael Blue qualifies as an independent director, as defined under the listing rules of Nasdaq, and the board of directors of the Company consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of Nasdaq. In addition, members of the Company’s Compensation Committee and Nominating and Corporate Governance Committee must satisfy the independence criteria set forth under the listing standards of Nasdaq. The Board has determined that each of Mr. Lee, Ms. Chandler, Mr. Judja-Sato and Mr. Pickerill is an “independent director” under applicable SEC and Nasdaq rules for purposes of serving on the Board and each committee on which they serve, as applicable. Mr. Blue, who is not an independent director under Nasdaq rules, is a member of our Nominating and Corporate Governance Committee. Although Nasdaq rules generally require a listed company to have a nominating committee composed entirely of independent directors, the Board has determined that Mr. Blue’s membership on the Nominating and Corporate Governance Committee satisfies the standards set out in Nasdaq Rule 5605(e)(3) for non-independent committee members and is in the best interest of the Company and its stockholders due to Mr. Blue’s significant experience with Leafly and the cannabis industry.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Our Audit Committee appointed the firm of Marcum LLP (“Marcum”) as the Company's independent registered public accounting firm for our fiscal year ended December 31, 2022. Marcum has been our independent registered public accounting firm since 2019, and Marcum also served as the independent registered public accounting firm of Merida prior to the consummation of the Business Combination. The following table presents fees for professional services rendered by Marcum to us for the years ended December 31, 2022 and 2021, respectively:

	2022	2021

Audit Fees	$574,514	$299,000
Audit related fees	60,000	176,739
Total fees	$634,514	$475,739

The audit related fees are related to work performed in connection with registration statements, such as due diligence procedure and issuance of comfort letters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors and, pursuant to the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All fees for 2022 were pre-approved by Leafly’s Audit Committee pursuant to the Company’s prior approval procedures. For fiscal year 2021, because Legacy Leafly was not a public company and did not have an Audit Committee, the services provided to the Company by Marcum during fiscal year 2021 were approved by management.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this report:
1.
Financial Statements (See Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report);
2.
The exhibits listed in the “Exhibit Index” attached to this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1	Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10-K	12/31/21	3.1	3/31/22

3.2	Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1	Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2	Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3	Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4	Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5	Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.6	Description of Leafly's securities	10-K	12/31/21	4.6	3/31/22

10.1	Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

10.2	Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	1/6/22	10.1	1/12/22

10.4	+	Leafly Holdings, Inc. Earn-Out Plan	S-4/A	12/9/21	Annex E	12/10/21

10.5	+	The Leafly Holdings, Inc. 2021 Equity Incentive Plan	10-K	12/31/21	10.5	3/31/22

10.6	*	Form of Stock Option Award Agreement, 2021 Equity Incentive Plan

10.7	*	Form of Restricted Stock Unit Award Agreement, 2021 Equity Incentive Plan

10.8	+	Form of Performance Stock Unit Award Agreement, 2021 Equity Incentive Plan	10-Q	9/30/22	10.1	11/14/22

10.9	+	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan	10-K	12/31/21	10.6	3/31/22

10.10		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.13	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.14	+	Offer Letter from Leafly Holdings, Inc. to Sam Martin, dated November 4, 2021.	S-4	12/9/21	10.16	12/9/21

10.15	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.16	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.17		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.18		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.4	12/9/21

10.21	+	The Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.22	3/31/22

10.22	+	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.23	3/31/22

10.23	*	Amendment to Forward Share Purchase Agreement, dated May 3, 2022 by and among the Company and Tenor Opportunity Master Fund

10.24	*	Amendment to Forward Share Purchase Agreement, dated May 3, 2022 by and among the Company, Meteora Special Opportunity Fund I, LP, and Meteora Capital Partners, LP

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.25	*	Amendment to Forward Share Purchase Agreement, dated May 3, 2022 by and among the Company and Linden Advisors LP

10.26	*	Amendment to Forward Share Purchase Agreement, dated May 3, 2022 by and among the Company and Castle Creek Arbitrage, LLC

10.27	*	Form of 2022 AIP RSU Agreement

21.1		Subsidiaries of the Registrant	8-K	2/4/22	21.1	2/10/22

23.1	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements of its report contained in this Annual Report.

31.1	*

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 28, 2023	By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer, Director

Principal Financial Officer

Date:	March 28, 2023	By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer

Date:	March 28, 2023	Directors

		By:	/s/ Michael Blue
Michael Blue

		By:	/s/ Yoko Miyashita
Yoko Miyashita

		By:	/s/ Alan Pickerill
Alan Pickerill

		By:	/s/ Cassandra Chandler
Cassandra Chandler

		By:	/s/ Blaise Judja-Sato
Blaise Judja-Sato

		By:	/s/ Peter Lee
Peter Lee