Form 10-Q
period 2023-03-31
Leafly Holdings, Inc. /DE
filed 2023-05-15
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39119

Leafly Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2266022
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 Cherry Street, PMB 88154 Seattle, Washington	98104-2205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 455-9504

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	LFLY	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	LFLYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2023, the registrant had 41,048,566 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Quarterly Report regarding Leafly Holdings, Inc.’s (the “Company’s”) future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “plan,” “will,” “could,” “should,” “predict,” “potential,” and “continue” or similar words. These forward-looking statements include all matters that are not historical facts. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

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

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended 2022 (“2022 Annual Report”) and in this Quarterly Report entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

•
the Company’s inability to raise sufficient capital to execute its business plan;
•
the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;
•
the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•
the degree of market acceptance and adoption of the Company’s products and services;
•
the Company’s ability to attract and retain customers;
•
the Company’s ability to raise financing in the future;
•
the Company’s success in retaining or recruiting officers, key employees or directors;
•
the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law; and
•
factors relating to the business, operations and financial performance of the Company and its subsidiaries.

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$14,955	$24,594
Accounts receivable, net of allowance for doubtful accounts of $1,091 and $908, respectively	3,638	3,298
Prepaid expenses and other current assets	4,287	1,792
Restricted cash	360	360
Total current assets	23,240	30,044
Property, equipment, and software, net	2,622	2,285
Restricted cash - long-term portion	248	248
Other assets	100	135
Total assets	$26,210	$32,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,224	$1,625
Accrued expenses and other current liabilities	4,662	6,235
Deferred revenue	2,180	1,958
Total current liabilities	8,066	9,818

Non-current liabilities
Non-current portion of convertible promissory notes, net	28,999	28,863
Private warrants derivative liability	130	182
Escrow shares derivative liability	7	52
Stockholder earn-out rights derivative liability	34	204
Total non-current liabilities	29,170	29,301
Total liabilities	37,236	39,119

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000 and 5,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.0001 par value; 200,000 and 200,000 authorized; 43,849 and 43,275 issued at March 31, 2023 and December 31, 2022, respectively	4	4
Treasury stock: 3,081 and 3,081 shares held at March 31, 2023 and December 31, 2022, respectively	(31,663)	(31,663)
Additional paid-in capital	90,730	89,952
Accumulated deficit	(70,097)	(64,700)
Total stockholders' deficit	(11,026)	(6,407)
Total liabilities and stockholders' deficit	$26,210	$32,712

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$11,249	$11,420
Cost of revenue	1,346	1,455
Gross profit	9,903	9,965
Operating expenses
Sales and marketing	4,911	7,014
Product development	3,280	3,465
General and administrative	6,660	6,931
Total operating expenses	14,851	17,410
Loss from operations	(4,948)	(7,445)
Interest expense, net	(713)	(697)
Change in fair value of derivatives	267	(10,397)
Other expense, net	(3)	(837)
Net loss	$(5,397)	$(19,376)

Net loss per share:
Basic	$(0.14)	$(0.52)
Diluted	$(0.14)	$(0.52)

Weighted average shares outstanding:
Basic	38,705	37,525
Diluted	38,705	37,525

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	43,275	$4	(3,081)	$(31,663)	$89,952	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Issuance of common stock under ESPP	—	—	289	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	285	—	—	—	—	—	—
Balance at March 31, 2023	—	$—	43,849	$4	(3,081)	$(31,663)	$90,730	$(70,097)	$(11,026)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	6,140	$1	25,086	$3	—	$—	$61,194	$(69,770)	$(8,572)
Net loss	—	—	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	114	—	—	—	127	—	127
Conversion of 2021 Notes into common stock upon Business Combination	—	—	4,128	—	—	—	33,024	—	33,024
Conversion of preferred stock into common stock upon Business Combination	(6,140)	(1)	6,140	1	—	—	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	—	—	(14,170)	—	(14,170)
Stockholder earnout rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Balance at March 31, 2022	—	$—	42,961	$4	—	$—	$74,106	$(89,146)	$(15,036)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,397)	$(19,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	52
Stock-based compensation expense	658	1,924
Bad debt expense, net of recoveries	725	(124)
Loss on disposition of assets	10	—
Noncash amortization of debt discount	136	104
Noncash interest expense associated with convertible debt	—	243
Noncash change in fair value of derivatives	(267)	10,397
Other	(7)	12
Changes in operating assets and liabilities:
Accounts receivable	(1,065)	(198)
Prepaid expenses and other current assets	(2,460)	(5,970)
Accounts payable	(401)	1,309
Accrued expenses and other current liabilities	(1,565)	(2,969)
Deferred revenue	222	591
Net cash used in operating activities	(9,216)	(14,005)

Cash flows from investing activities
Additions of property, equipment, and software	(535)	(788)
Net cash used in investing activities	(535)	(788)

Cash flows from financing activities
Proceeds from exercise of stock options	—	127
Proceeds from convertible promissory notes	—	29,374
Proceeds from business combination placed in escrow and restricted	—	39,032
Trust proceeds received from recapitalization at closing	—	582
Issuance of common stock under ESPP	120	—
Transaction costs associated with recapitalization	—	(10,397)
Payments on related party payables	(8)	(7)
Net cash provided by financing activities	112	58,711

Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,639)	43,918
Cash, cash equivalents, and restricted cash, beginning of period	25,202	28,695
Cash, cash equivalents, and restricted cash, end of period	$15,563	$72,613

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of non-cash financing activities:
Stockholder contribution for debt issuance costs	$—	$924
Conversion of promissory notes into common stock	—	33,024
Issuance of forward share purchase agreements	—	14,170
Issuance of private warrants	—	3,916
Issuance of sponsor shares subject to earn-out conditions	—	6,867
Issuance of stockholder earn-out rights	—	26,131

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

The Company has three wholly-owned subsidiaries, Leafly Canada Ltd., Leafly Deutschland GmbH and Leafly, LLC (“Legacy Leafly”). Legacy Leafly is the accounting predecessor of Leafly. The accompanying consolidated financial statements include the financial results of the Company and its wholly-owned subsidiaries.

Merger with Merida

On February 4, 2022, Leafly consummated the previously announced mergers and related transactions (collectively, the “Merger”) pursuant to the Agreement and Plan of Merger dated August 9, 2021 and amended on September 8, 2021 and on January 11, 2022 (as amended, the “Merger Agreement”). Legacy Leafly (formerly known as Leafly Holdings, Inc.) entered into the Merger Agreement with Merida Merger Corp. I (“Merida”), Merida Merger Sub, Inc., a Washington corporation (“Merger Sub I”) and Merida Merger Sub II, LLC, a Washington limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Merger Sub I merged with and into Legacy Leafly, with Legacy Leafly surviving as a wholly-owned subsidiary of Merida, and following the initial Merger and as part of a single integrated transaction with the initial Merger, Legacy Leafly merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of Merida. As a result of these Mergers, Legacy Leafly became a wholly owned subsidiary of Merida and was renamed Leafly, LLC, Merida was renamed Leafly Holdings, Inc. (“New Leafly”), and the securityholders of Legacy Leafly became security holders of New Leafly. We sometimes refer to the Mergers described above and the other transactions contemplated by the Merger Agreement and the other agreements being entered into by Merida and Legacy Leafly in connection with the Mergers as the “Business Combination” and to Merida following the Business Combination as “New Leafly.”

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), Legacy Leafly is the accounting acquirer with the Merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Notes 13 and 18, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.3283 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Merger, have been retroactively restated using the conversion ratio.

NOTE 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2022 and 2021, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Leafly for the year ended December 31, 2022, each of which was filed with the SEC on March 29, 2023 (the “2022 Financial Information”).

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

Going Concern Evaluation

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. Leafly has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued. In response to these conditions, Leafly management took the following actions:

•
During the fourth quarter of 2022, Leafly implemented a restructuring plan, including a reduction in force reflecting primarily one-time severance and other employee-related termination benefits incurred during the fourth quarter of 2022.
•
During the three months ended March 31, 2023, Leafly announced a second restructuring plan further seeking to reduce recurring costs and identifying cost savings based on a reduction in force reflecting primarily one-time severance and other employee-related termination benefits incurred during the first quarter of 2023.

After considering all available evidence, Leafly’s management determined that, based on the cost reduction measures outlined in both actions above, Leafly’s current positive working capital will be sufficient to meet its capital requirements for a period of at least 12 months from the date that these March 31, 2023 financial statements are issued.

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

Emerging Growth Company Status

Leafly is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. The Company has elected to use this extended transition period. In providing this relief, the JOBS Act does not preclude the Company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. Leafly will continue to use this relief until the earlier of the date that it (a) is no longer an EGC or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. Such estimates include those related to the fair value of derivative liabilities; the allowance for doubtful accounts; the valuation allowance for deferred income tax assets; the fair value of the convertible promissory notes; the estimate of capitalized software costs and useful life of capitalized software; and the fair value of equity issuances. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2022 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2023 compared to our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

Management does not believe that there are any recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$14,955	$24,594
Restricted cash	360	360
Restricted cash - long-term portion	248	248
	$15,563	$25,202

The March 31, 2023 and December 31, 2022 restricted cash balances include $360 of cash maintained in escrow related to Forward Share Purchase Agreements (“FPAs”). Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company. Additional information regarding the FPAs is included in Notes 13 and 18.

NOTE 4 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2023	December 31, 2022

Prepaid subscriptions	$880	$916
Prepaid insurance	3,104	533
Other prepaid assets	272	272
Other current assets	31	71
Subtotal, current portion	4,287	1,792
Prepaid expenses, long-term portion	100	135
Total	$4,387	$1,927

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net of $3,638 and $3,298 as of March 31, 2023 and December 31, 2022, respectively, consists of amounts due from customers less an allowance for doubtful accounts.

The following table presents the allowance for doubtful accounts and the changes therein:

	Three Months Ended March 31,
	2023	2022

Balance, beginning of period	$908	$1,848
Add: provision for doubtful accounts, net of recoveries	725	(124)
Less: write-offs	(542)	(42)
Balance, end of period	$1,091	$1,682

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	March 31, 2023	December 31, 2022

Furniture and equipment	$707	$740
Capitalized internal-use software	2,843	2,310
	3,550	3,050
Less: accumulated depreciation and amortization	(928)	(765)
	$2,622	$2,285

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2023	2022

Depreciation expense	$23	$52
Amortization of capitalized internal-use software	172	—
Total depreciation and amortization	$195	$52

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022

Accrued bonuses	$466	$1,309
Other employee-related liabilities	2,295	2,403
Accrued interest	400	1,000
Other accrued expenses [1]	1,501	1,523
	$4,662	$6,235

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

Leases

The Company does not have any leases with an original term longer than 12 months as of March 31, 2023. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that the Company no longer complies with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq’s Listing Rule 5450(b)(2)(A) and that the Company also does not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to The Nasdaq Capital Market, effective April 21, 2023. The Company complies with the net income from continuing operations listing standard of the Nasdaq Capital Market, and the transfer of the listing resolves the October 28, 2022 noncompliance notification.

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

On May 2, 2023, a letter was received from the Staff (Note 19).

NOTE 9 — Revenue and Contract Balances

The following table presents the Company's revenue by service type:

	Three Months Ended March 31,
	2023	2022

Advertising [1]	$11,186	$11,329
Other services [1]	63	91
	$11,249	$11,420

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended March 31,
	2023	2022

United States [1]	$10,805	$10,526
All other countries [1]	444	894
	$11,249	$11,420

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following tables presents the Company's revenue by state:

	Three Months Ended March 31,
	2023	2022

Arizona	20%	18%
California	12%	11%
Oregon	11%	11%

No other state comprised 10% or more of Leafly’s revenue during the three months ended March 31, 2023 and 2022. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three months ended March 31, 2023 or 2022.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended March 31,
	2023	2022
Over Time [1]
Retail [2]	$9,470	$9,179
Brands [3]	1,362	1,564
	10,832	10,743
Point in time [1]
Brands [4]	417	677
	$11,249	$11,420

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

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended March 31,
	2023	2022

Balance, beginning of period	$1,958	$1,975
Add: net increase in current period contract liabilities	1,951	2,184
Less: revenue recognized from beginning balance	(1,729)	(1,593)
Balance, end of period	$2,180	$2,566

A majority of the deferred revenue balance as of March 31, 2023 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

NOTE 10 — Income Taxes

The Company’s effective tax rate was 0% for the three months ended March 31, 2023 and 2022. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

The Company had net operating loss carryforwards (“NOLs”) for federal, state and foreign income tax purposes of approximately $85,430, $60,478 and $5,801, respectively, as of December 31, 2022. The Company's state NOL will begin to expire in 2039, and all of the Company's federal NOLs will last indefinitely.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use NOLs may be limited as prescribed under Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Management believes all the income tax returns filed since inception remain open to examination by the major domestic and foreign taxing jurisdictions to which the Company is subject due to NOLs.

NOTE 11 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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

As of March 31, 2023, the net carrying amount of the 2022 Notes was $28,999, which includes unamortized issuance costs and debt discount of $1,001, which will be amortized over the remaining 22 months. The estimated fair value of the convertible debt instruments was approximately $25,300 as of March 31, 2023. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

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

NOTE 12 — Stockholders’ Deficit

The Consolidated Statements of Changes in Stockholders' Deficit reflect the reverse recapitalization on February 4, 2022, as discussed in Note 1. Since Legacy Leafly was determined to be the accounting acquirer in the Business Combination, all periods presented prior to consummation of the Business Combination reflect the historical activity and balances of Legacy Leafly (other than common and preferred stock and potentially issuable shares underlying stock options and convertible promissory notes, which have been retroactively restated).

Common Stock

On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly's capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock. In connection with the settlement of the FPAs (Note 13), 25 shares of the Company’s common stock held by the Sponsor were canceled, according to an agreement between the Company and the Sponsor entered into upon execution of the FPAs.

As of March 31, 2023 Leafly's authorized capital stock consisted of:

•
200,000 shares of Leafly common stock, $0.0001 par value per share; and
•
5,000 shares of Leafly preferred stock, $0.0001 par value per share.

Sponsor Shares Subject to Earn-Out Conditions

In accordance with the Merger Agreement, upon closing of the Business Combination, 1,625 of the shares of the Company’s common stock held by the Sponsor were placed in escrow and subjected to earn-out conditions (“Escrow Shares”). Of these Escrow Shares, 50% will be released from escrow if and when the Company's common stock trades at or above $13.50 for 20 out of 30 consecutive trading days at any time during the two-year period following closing, and the remaining 50% will be released from escrow if and when the Company's common stock trades at or above $15.50 for 20 out of 30 consecutive trading days at any time during the three-year period following closing. In addition, all 1,625 Escrow Shares will be released upon a change in control.

We account for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. See Note 18 for additional information.

Treasury Stock

Effective August 1, 2022, the Company repurchased 3,081 shares of its common stock at a weighted-average price of $10.28 per share for a total of $31,663, with $31,303 paid with restricted cash held in escrow at the time and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheets at March 31, 2023 and December 31, 2022. These repurchases were in settlement of the FPAs. See Notes 3 and 13 for additional information.

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

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 2,715 shares will be issued if and when:

•
revenue for the year ended December 31, 2022 equaled or exceeded $65,000 (“first revenue target”), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $13.50 (“first target price”) during the two-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “first target period”), or
•
a change of control occurs within the two years after the closing date of the Business Combination at the first target price or higher, or
•
a pro rata portion of 2,715 shares (50%) if the revenue during the target period meets or exceeds 90% of the first revenue target.

Second Tranche

Up to 2,715 shares will be issued if and when:

•
revenue for the year ending December 31, 2023 equals or exceeds $101,000 (“second revenue target”), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $15.50 (“second target price”) during the three-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “second target period”), or
•
a change of control occurs within the three years after the closing date of the Business Combination at the second target price or higher, or
•
a pro rata portion of 2,715 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target.

If the second revenue target or second target price is met in full, the respective first revenue target or first target price, as applicable, will be deemed to have been met as well if it had not been met during the first target period.

Preferred Stock

The Leafly board of directors is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Leafly board of directors is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly board of directors is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Leafly board of directors to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of March 31, 2023 or December 31, 2022.

NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants

As of both March 31, 2023 and December 31, 2022, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the completion of the Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants

As of both March 31, 2023 and December 31, 2022, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (“the Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants.

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

During the year ended December 31, 2022, a total of $8,089 was released from the escrow accounts due to the FPA holders selling shares in the open market, which was accordingly reclassified on the Company's balance sheet from restricted cash to cash.

Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. If unclaimed, the remaining funds in escrow will be distributed to the Company. Also, in connection with the settlement, 25 shares of the Company’s common stock held by the Sponsor were canceled, according to an agreement between the Company and the Sponsor entered into upon execution of the FPAs.

NOTE 14 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Awards under the 2021 Plan are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the three months ended March 31, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 4,502 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 4,502 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2023, 4,416 shares of common stock were available for issuance under the 2021 Plan.

2022 Awards

In August 2022 and October 2022, the Company’s compensation committee of the board of directors and an authorized executive of the Company, as applicable, granted stock options to purchase an aggregate of approximately 102 shares of common stock at a weighted-average exercise price of $1.98 per share and granted an aggregate of 2,560 restricted stock units (”RSUs”) and performance stock units (”PSUs”). Of the PSUs granted, 683 were market-based awards made to executives with a grant date fair value of $0.04 per share with vesting based on achievement of a $1.0 billion market cap by February 4, 2026, and 137 were performance awards made to executives with a grant date fair value of $0.81 per share with vesting based in part on achievement of a fiscal year 2022 Adjusted EBITDA target, which was achieved. Prior to such grants, no grants had been made under the 2021 Plan. Leafly’s compensation committee approved the vesting of 137 PSUs awarded in 2022, which vested based on the achievement of the Company’s 2022 Adjusted EBITDA target, on March 13, 2023.

2023 Awards

Leafly’s compensation committee approved the grant of 631 annual incentive plan RSUs on March 14, 2023, which vest over four months.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the three months ended March 31, 2023 or 2022.

Stock option activity under the 2021 Plan for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	101	$1.98	$—	9.61
Exercised	—	—
Forfeited or expired	—	1.60
Outstanding at March 31, 2023	101	$1.98	$—	9.38

Vested and exercisable	27	$1.98	$—	9.37

As of March 31, 2023, there was $83 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 2.86 years.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2023	2,058	$1.30
Granted	631	0.48	$305
Vested	(359)	0.94	$188
Forfeited	(485)	1.00
Unvested at March 31, 2023	1,845	$0.89

As of March 31, 2023, there was $1,437 total unrecognized compensation cost related to unvested RSUs and $24 total unrecognized compensation cost related to market-based PSUs granted under the 2021 Plan. The total cost is expected to be recognized over a weighted-average period of 2.57 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees is estimated on the date of grant using the Black-Scholes option pricing model. There were no grants made in 2023 or 2022 under the 2018 Plan.

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	3,431	$1.60
Exercised	—	0.40
Forfeited or expired	(446)	1.40
Outstanding at March 31, 2023 [1]	2,985	$1.63	$15	4.73

Vested and exercisable	1,777	$1.25	$15	4.81

1.
Includes 1,929 and 1,056 awards accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026.

As of March 31, 2023, there was: (i) $611 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.96 years; and (ii) $1,136 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.05 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2018 Plan and the 2021 Plan:

	Three Months Ended March 31,
	2023	2022

Sales and marketing	$76	$34
Product development	109	18
General and administrative	473	1,872
	$658	$1,924

2022 Option Modification

Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 under the 2018 Plan to our Chief Executive Officer to purchase 2,917 shares of common stock were modified, and a corresponding charge of $1,366 was recorded during the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital.

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Merger. No RSUs have been awarded under the Earn-Out Plan as of March 31, 2023.

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 1,126 shares of common stock are initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 1,126 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2023, 1,104 shares of common stock were available for issuance under the ESPP. On March 15, 2023, Leafly’s employees purchased 289 shares for a total purchase price of $120. The Company's current offering period runs from March 16, 2023 through September 15, 2023.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022

401(k) matching contributions	$233	$244

NOTE 15 — Related Party Transactions

In June 2021 Merida Capital, an affiliate of Merida, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.

At December 31, 2022, the Company owed $10 to two members of its board of directors, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid prior to March 31, 2023.

NOTE 16 — Net Loss Per Share

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

The Company considers its preferred stock to be participating securities. As of March 31, 2023 and March 31, 2022, the Company had 1,625 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended March 31,
	2023	2022

Net loss	$(5,397)	$(19,376)

Weighted average shares outstanding	38,705	37,525

Basic net loss per share	$(0.14)	$(0.52)
Diluted net loss per share	$(0.14)	$(0.52)

During 2022, the Class 1, 2, and 3 shares were outstanding from January 1, 2022 through February 3, 2022, while only one class of common stock was outstanding beginning February 4, 2022. Following are the calculations of basic and diluted net loss per share for each class of common stock (refer to the tables above for the impact of common stock equivalents on common shares for the periods presented):

	Three Months Ended March 31, 2022
	Common	Class 1	Class 2	Class 3

Net loss	$(12,013)	$(2,748)	$(4,030)	$(585)
Weighted average shares outstanding	35,206	3,543	5,196	754
Common stock and common stock equivalents	35,206	3,543	5,196	754

Basic net loss per share	$(0.34)	$(0.78)	$(0.78)	$(0.78)
Diluted net loss per share	$(0.34)	$(0.78)	$(0.78)	$(0.78)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended March 31,
	2023	2022

Shares subject to warrants	10,451	10,451
Shares subject to convertible promissory notes	2,480	2,400
Shares subject to forward purchase agreements	—	3,861
Escrow Shares	1,625	1,625
Shares subject to outstanding common stock options, RSUs and PSUs	4,853	3,681
Shares subject to stockholder earn-out rights	5,429	5,429
	24,838	27,447

See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options, RSUs and PSUs.

NOTE 17 — Segment Reporting

Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue:
Retail	$9,470	$9,179
Brands	1,779	2,241
Total revenue	$11,249	$11,420

Gross profit:
Retail	$8,390	$8,139
Brands	1,513	1,826
Total gross profit	$9,903	$9,965

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

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy level of the valuation inputs the Company utilized to determine such fair value:

		Fair Value at				Change in Fair Value of Derivatives
Description	Level	March 31, 2023	December 31, 2022	March 31, 2022	February 4, 2022	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Private Warrants derivative liability	3	$130	$182	$7,989	$3,916	$52	$(4,073)
Forward share purchase agreements derivative liability [1]	3	—	—	7,452	14,170	—	6,718
Escrow Shares derivative liability	3	7	52	10,129	6,868	45	(3,261)
Stockholder earn-out rights derivative liability	3	34	204	35,912	26,131	170	(9,781)
Total		$171	$438	$61,482	$51,085	$267	$(10,397)

1.
The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:

Private Warrants Derivative Liability

The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	March 31, 2023	December 31, 2022	March 31, 2022	February 4, 2022
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$0.40	$0.65	$8.28	$6.53
Volatility	88.8%	75.0%	36.7%	34.3%
Term (in years)	3.84	4.09	4.85	5.00
Risk-free rate	3.7%	4.1%	2.4%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Escrow Shares Derivative Liability

The Escrow Shares derivative liability was calculated using a Monte Carlo simulation and the following Level 3 inputs:

	March 31, 2023	December 31, 2022	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50	$15.50
Stock price	$0.40	$0.65	$8.28	$6.53
Volatility	87.5%	86.0%	63.0%	64.0%
Term (in years)	1.84	2.09	2.85	3.00
Risk-free rate	4.1%	4.4%	2.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability

The stockholder earn-out rights were valued using a Monte Carlo simulation and the following Level 3 inputs:

	March 31, 2023	December 31, 2022	March 31, 2022	February 4, 2022
First stock price trigger	$13.50	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50	$15.50
First revenue trigger	$65,000	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000	$101,000
Stock price	$0.40	$0.65	$8.28	$6.53
Base year revenue assumption	$44,000	$48,000	$55,500	$55,500
Volatility	87.5%	86.0%	63.0%	64.0%
Term (in years)	1.84	2.09	2.85	3.00
Risk-free rate	4.1%	4.4%	2.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The revenue assumption input relates to projected revenue for fiscal year 2022 (for the periods ended March 31, 2022 and February 4, 2022) and fiscal year 2023 (for the periods ended December 31, 2022 and March 31, 2023) and represents the midpoint of revenue guidance the Company had provided in the respective period. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTE 19 — Subsequent Event

Nasdaq Notification of Noncompliance

On May 2, 2023, the Company received a letter from Nasdaq notifying it that Leafly’s common stock would be subject to delisting from Nasdaq unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). The Panel has the discretion to grant up to an additional 180 calendar days from May 2, 2023, to give the Company time to regain compliance with the $1.00 per share minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) (Note 8). On May 8, 2023, the Company timely requested a hearing before the Panel. The Request stayed any further action by Nasdaq, and while the hearings process is pending, it is expected that the Common Stock will continue to be listed and traded on Nasdaq.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 194 total employees with 184 in the U.S. and 10 in Canada as of March 31, 2023. The number of employees at March 31, 2023 does not reflect the impact of the reduction in force that was announced on March 16, 2023 discussed below.

Leafly is one of the cannabis industry’s leading marketplaces for brands and retailers to reach one of the largest audiences of consumers interested in cannabis. Our platform includes educational information, strains data, and lifestyle content, enabling consumers to use Leafly’s content library to have an informed shopping experience. Leafly reduces the friction caused by fragmented regulation of cannabis across North America and offers a compliant digital marketplace that connects cannabis consumers with legal and licensed retailers and brands nearest them.

Leafly allows each shopper to tailor their journey, selecting the store, brand, and cannabis form-factor that appeals to them. Once that shopper builds a basket and is ready to order, our non-plant-touching business model sends that order reservation to the store for payment and fulfillment. By matching stores and shoppers, we deliver value to all constituencies. We monetize our platform primarily through the sale of subscription packages, bundling e-commerce software and advertising solutions, as well as non-subscription-based advertising to retailers and brands. Through the participation on our platform, retailers and brands can reach and engage the millions of monthly average users (“MAUs”) on our platform, one of the largest cannabis-focused audiences in the world.

Significant Events

Reductions in Force

In light of the current macroeconomic environment, we have taken steps to manage the business accordingly. We implemented plans to reduce operating expenses, including announced headcount reductions:

•
on October 18, 2022 of 56 employees, or approximately 21% of our workforce at the time. We incurred cash charges of $492 associated with the headcount reductions during the fourth quarter of 2022.
•
on March 16, 2023 of approximately 40 employees, or approximately 21% of our workforce at the time. We incurred cash charges of $754 associated with the headcount reductions during the first quarter of 2023.

We anticipate these and other changes we made to our cost structure in 2022 and 2023 will save a total of approximately $24,000 in cash costs annually (beginning in the second quarter of 2023), now that all of the restructuring and other cost savings initiatives are fully implemented. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended March 31,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Average MAUs (in thousands)[1]	8,085	7,749	336	4%
Ending retail accounts[2]	5,702	5,422	280	5%
Retailer ARPA[3]	$553	$576	$(23)	-4%

1.
Calculated as a simple average for the period presented.
2.
Represents the amount outstanding on the last day of the month of the respective period.
3.
Calculated as a simple average of monthly retailer ARPA for the period presented.

MAUs increased 4% for the three months ended March 31, 2023 compared to 2022, due to an increase in news and learn traffic. We continued to focus primarily on growing the number of retail partners on our platform, leading to 5% growth in year-over-year ending retail accounts. Declining pricing across some of Leafly’s advertising products in major markets contributed to a 4% decline in ARPA for the three months ended March 31, 2023 when compared to the same period in 2022.

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

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$9,470	$9,179	$291	3%
Brands	1,779	2,241	(462)	-21%
Total revenue	$11,249	$11,420	$(171)	-1%

Retail

Retail revenue from digital media display ads and subscriptions revenue increased $491 and decreased $208, respectively, contributing to the overall increase in retail revenue for the three months ended March 31, 2023. Digital media display ads revenue growth was driven by increased volumes of display ads sold. For the three months ended March 31, 2023, the decrease in retail subscription revenue was primarily driven by customer churn. Our overall growth strategy contributed to a 5% increase in the number of ending retail accounts.

Ending retail account growth in 2023 reflects favorable impacts from several developing market states (typically at a lower ARPA) as well as a strategic pricing decision to attract a greater number of local retailers onto our platform. Both of these drivers contributed to a 4% decrease in ARPA for the three months ended March 31, 2023.

Brands

Macro challenges have put overall pressure on the cannabis industry, particularly in our brand advertising business. For the three months ended March 31, 2023, Brands revenue decreased $462, mostly in Canada, due primarily to:

•
direct-to-consumer marketing revenue decrease of $233;
•
reduction in display ads of $163; and
•
branded content decrease of $80.

The Company’s current systems do not allow us to precisely quantify changes in Brands revenue attributable to price and volume. The information we have from our existing systems, combined with our knowledge of changes in list prices, informs the discussion of Brands volume and pricing that follows. We believe Brands revenue declined due to decreased volume and reduced advertising spend per ad from our clients.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Cost of sales:
Retail	$1,080	$1,040	$40	4%
Brands	266	415	(149)	-36%
Total cost of sales	$1,346	$1,455	$(109)	-7%

Retail

Retail cost of revenue increased due primarily to $107 increase in business platform and merchant processing costs, for the period ended March 31, 2023, partially offset by reductions in website infrastructure costs of $37 and headcount costs of $30.

Brands

Brands cost of revenue decreased for the three months ended March 31, 2023, primarily reflecting a decrease of $100 in costs of display advertising, corresponding to decreased associated revenue, and $22 lower website infrastructure costs, as described under Retail cost of revenue above, as these costs are shared across both of our segments. Brands cost of revenue also decreased $25 for the three months ended March 31, 2023, due to reduced headcount costs.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$4,911	$7,014	$(2,103)	-30%
Product development	3,280	3,465	(185)	-5%
General and administrative	6,660	6,931	(271)	-4%
Total operating expenses	$14,851	$17,410	$(2,559)	-15%

Sales and marketing expenses declined beginning in the third quarter of 2022 as we began to implement the cost reduction activities described under “Significant Events” above. We reduced advertising and marketing spending by $1,051 and employee compensation costs by $751, when comparing the three months ended March 31, 2023 to the same period in 2022. The Company reduced its sales and marketing spend in response to slowing conditions, but believes it is still positioned to respond efficiently to growth opportunities.

Product development expenses also began to slow as we implemented cost reduction activities and reprioritized our development efforts. Professional services fees included within product development declined $359 for the three months ended March 31, 2023 largely related to the reduction in use of outsourced providers, partially offset by an increase in depreciation and amortization of $163. Also within product development are headcount costs generally offset by capitalized product development costs in 2022. Headcount costs prior to capitalization decreased approximately $237 for the three months ended March 31, 2023 when compared to the same period in 2022. Product development expenses are reported net of $535 and $758 of costs capitalized to internal-use software for the three months ended March 31, 2023 and 2022, respectively. See Note 6 to our consolidated financial statements within this Quarterly Report for more information.

General and administrative expenses decreased $271 for the three months ended March 31, 2023 due primarily to:

•
a $1,640 decrease in compensation costs, including a $1,398 decrease in stock-based compensation expense, which was attributable to the modification of awards in the first quarter of 2022 (Note 14);
•
a $154 reduction in other costs including lower facilities and insurance costs; partially offset by:
•
an $849 increase in bad debts expense due to net recoveries in the prior year period; and
•
a $674 increase in professional services primarily related to audit and consulting fees.

Other Income and Expense

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(713)	$(697)	$(16)	2%
Change in fair value of derivatives	267	(10,397)	10,664	nm
Other expense, net	(3)	(837)	834	nm
Total other income (expense)	$(449)	$(11,931)	$11,482	nm

1.
An “nm” reference means the percentage is not meaningful.

Interest expense for the three months ended March 31, 2023 was similar to that of the same period in 2022.

The change in fair value of derivatives is due to the recognition of derivatives in connection with the Business Combination and changes in their valuations, which were primarily driven by the decline in Leafly’s stock price between the two periods. See Note 18 to our consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the periods presented.

Other expense, net decreased for the three months ended March 31, 2023 due primarily to $874 of costs incurred in connection with the Business Combination during 2022, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis. See Note 1 to our consolidated financial statements within this Quarterly Report for information on allocation of these costs.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,397)	$(19,376)
Interest expense, net	713	697
Depreciation and amortization expense	195	52
EBITDA	(4,489)	(18,627)
Stock-based compensation	658	1,924
Transaction expenses allocated to derivatives	—	874
Severance costs	754	—
Change in fair value of derivatives	(267)	10,397
Adjusted EBITDA	$(3,344)	$(5,432)

The decrease in EBITDA loss is primarily due to the change in fair value of the derivatives for the three months ended March 31, 2023 versus the same period in 2022 as well as the result of the cost saving measures described above. See Note 18 to our consolidated financial statements within this Quarterly Report for more information regarding the fair value of derivatives. The decrease in our loss on an Adjusted EBITDA basis is primarily due to decreased operating expenses as a result of the cost saving measures discussed above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $15,563 and $25,202 as of March 31, 2023 and December 31, 2022, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

First Quarter 2023

During the first quarter of 2023, the Company utilized a total of $9,639 of cash, primarily to fund cash operating losses of approximately $3,947, to fund changes in current assets and liabilities of $5,269 and for capitalized software costs of $535. The changes in current assets and liabilities during the three months ended March 31, 2023 included primarily reductions in accrued expenses of $1,565 primarily related to the payment 2022 bonuses and accrued interest as well as increases in prepaid expenses and other current assets of $2,460 related to the payment of directors and officers insurance.

First Quarter 2023 Compared to First Quarter 2022

As compared to the three months ended March 31, 2022, cash used in operations decreased by $4,789 to $9,216 for the three months ended March 31, 2023, mainly due to decreased net loss from operations. See discussion under “— Results of Operations” above for more information. Cash used in investing activities decreased $253 to a use of $535 primarily due to lower software capitalization in the current year. Cash and restricted cash provided by financing decreased $58,599 over this same period to $112 for the three months ended March 31, 2023, mainly due to proceeds from the convertible promissory notes and the Merger in 2022. See Notes 1, 12, and 13 to our consolidated financial statements within this Quarterly Report for more information.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at March 31, 2023 is expected to be recognized in the subsequent 12-month period. See Note 9 to our consolidated financial statements within this Quarterly Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay any convertible notes that do not ultimately convert to equity, as well as the other operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities.

Liquidity and Capital Resources

Leafly has incurred operating losses since its inception and had an accumulated deficit of $70,097 and $64,700 at March 31, 2023 and December 31, 2022, respectively.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. As noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued.

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
•
On March 16, 2023, we announced a second restructuring plan further reducing recurring costs and identifying cost savings that we expect to result in an estimated annual cash savings of an additional $8,000 based on an estimated reduction of an additional 40 personnel at a cash cost of $754 recognized in the first quarter of 2023.

After considering all available evidence, we determined that, based on both of our cost reduction measures, our current positive working capital will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our March 31, 2023 financial statements are issued. We believe our restructuring plans alleviate the substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes.

We believe that our capital resources are sufficient to fund our operations for at least the following 12 months.

Nasdaq Notifications of Noncompliance

On October 28, 2022, we received a notice from the Nasdaq staff informing us that Leafly was not in compliance with the $50 million minimum market value requirement for continued listing on the Nasdaq Global Market (“Global Market”) and that we had until April 26, 2023 to regain compliance. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Global Market to The Nasdaq Capital Market (“Capital Market”), effective April 21, 2023. The Company complies with the net income from continuing operations listing standard of the Capital Market, and the transfer of the listing resolves the October 28, 2022 noncompliance notification.

On November 2, 2022, we received another letter from the Nasdaq staff informing us that Leafly was not in compliance with the Nasdaq’s $1.00 minimum bid price requirement (“Bid Price Rule”) and that we had until May 1, 2023 to regain compliance. To regain compliance, the closing bid price of Leafly’s common stock must have been $1.00 or more per share for a minimum of ten consecutive business days at any time before May 1, 2023. We were unable to regain compliance with the Bid Price Rule by May 1, 2023, and on May 2, 2023, we received a letter from Nasdaq notifying us that our common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel (the "Panel"). The Panel has the discretion to grant up to an additional 180 calendar days from May 2, 2023, to give us time to regain compliance with the Bid Price Rule. On May 8, 2023, we timely requested a hearing before the Panel and will present a detailed action plan to comply with the Bid Price Rule by effecting a reverse stock split, if necessary, and request a further extension of time (the “Request”). We understand that the Panel routinely grants additional time for a company to cure a bid price deficiency when the compliance plan demonstrates, like we expect our plan will, that the company will cure a bid price issue through a reverse stock split within 180-days of a delisting notice. The Request stayed any further action by Nasdaq, and while the hearings process is pending, it is expected that the Common Stock will continue to be listed and traded on Nasdaq.

As part of the Company’s plan to regain compliance with the Bid Price Rule within 180 days of May 2, 2023, the Company intends to seek stockholder approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split (the “Reverse Split Proposal”) at the upcoming Annual Meeting of stockholders. The Company expects to file preliminary proxy materials on May 15, 2023, with respect to the Annual Meeting of stockholders, including the approval of the Reverse Split Proposal.

The Company believes it is taking prudent steps to be successful in the Panel hearing and with its Reverse Split Proposal and that it will ultimately be successful in regaining compliance with the Bid Price Rule. However, there can be no assurances that any of these efforts will be successful, and if the Company is unable to regain compliance with the Bid Price Rule, the Common Stock would be subject to delisting from Nasdaq. See “Risk Factors — Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

Other than our 2022 Notes (see Note 11 to our consolidated financial statements), we do not have any long-term debt, lease obligations or other long-term liabilities. We have entered into several multi-year licensing and administration agreements in the ordinary course of business, the cost of which are reflected within general and administrative expense within our statements of operations as costs are incurred.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We believe there have been no material changes to the items that we disclosed as our critical accounting estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report.

Recently Issued and Adopted Accounting Pronouncements

Reference is made to Note 2 for information about recently issued accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period. There have been no material developments to the legal proceedings reported in the 2022 Annual Report.

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2022 Annual Report. As of the date of this report, other than as set forth below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2022 Annual Report. You should carefully consider the risks and uncertainties described herein and in our 2022 Annual Report, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2022 Annual Report are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.

Nasdaq requires listed companies to comply with certain standards to remain listed. On November 2, 2022, Leafly received a letter from the Nasdaq staff indicating that, based on the closing bid price of Leafly’s common stock for 30 consecutive business days, Leafly no longer met the requirement to maintain a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Leafly was provided 180 calendar days, or until May 1, 2023, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of Leafly’s common stock must have been $1.00 or more per share for a minimum of ten consecutive business days at any time before May 1, 2023.

Leafly was unable to regain compliance with the Bid Price Rule by May 1, 2023 and was not eligible under the applicable Nasdaq listing rules for a second 180 calendar day compliance period. Accordingly, on May 2, 2023, we received a letter from Nasdaq notifying it that Leafly’s common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before the Panel. The Panel has the discretion to grant Leafly up to an additional 180 calendar days from May 2, 2023, to regain compliance with the Bid Price Rule.

On May 8, 2023, we timely requested a hearing before the Panel and will present a detailed action plan to comply with the Bid Price Rule by effecting a reverse stock split, if necessary, and request a further extension of time (the "Request"). We understand that the Panel routinely grants additional time for a company to cure a bid price deficiency when the compliance plan demonstrates, like we expect our plan will, that the company will cure a bid price issue through a reverse stock split within 180-days of a delisting notice. The Request stayed any further action by Nasdaq, and while the hearings process is pending, it is expected that our common stock will continue to be listed and traded on Nasdaq.

As part of our plan to regain compliance with the Bid Price Rule within 180 days of May 2, 2023, Leafly intends to seek stockholder approval of an amendment to its Second Amended and Restated Certificate of Incorporation to effect a reverse stock split (the "Reverse Split Proposal") at the upcoming Annual Meeting of stockholders. Leafly expects to file preliminary proxy materials on May 15, 2023, with respect to the Annual Meeting of stockholders, including the approval of the Reverse Split Proposal. We believe we are taking prudent steps to be successful in the Panel hearing and with our Reverse Split Proposal and that we will ultimately be successful in regaining compliance with the Bid Price Rule.

However, there can be no assurances that any of these efforts will be successful, and if we are unable to regain compliance with the Bid Price Rule, our common stock and warrants would be subject to delisting from Nasdaq. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume of our stock could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

Item 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2023.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer