Form 10-Q
period 2023-06-30
Leafly Holdings, Inc. /DE
filed 2023-08-11
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 44,494,659 shares of common stock, $0.0001 par value per share, outstanding.

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

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended 2022 (“2022 Annual Report”) and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ( “1Q 2023 10-Q”) and in this Quarterly Report entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

•
the Company’s inability to raise sufficient capital or financing in the future to execute its business plan;
•
the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;
•
the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•
the degree of market acceptance and adoption of the Company’s products, services and pricing changes;
•
the Company’s ability to attract and retain customers;
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

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$14,118	$24,594
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $908, respectively	3,589	3,298
Prepaid expenses and other current assets	3,186	1,792
Restricted cash	360	360
Total current assets	21,253	30,044
Property, equipment, and software, net	2,649	2,285
Restricted cash - long-term portion	251	248
Other assets	75	135
Total assets	$24,228	$32,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$962	$1,625
Accrued expenses and other current liabilities	3,838	6,235
Deferred revenue	2,017	1,958
Total current liabilities	6,817	9,818

Non-current liabilities
Non-current portion of convertible promissory notes, net	29,136	28,863
Private warrants derivative liability	121	182
Escrow shares derivative liability	6	52
Stockholder earn-out rights derivative liability	30	204
Total non-current liabilities	29,293	29,301
Total liabilities	36,110	39,119

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000 and 5,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.0001 par value; 200,000 and 200,000 authorized; 44,456 and 43,275 issued at June 30, 2023 and December 31, 2022, respectively	4	4
Treasury stock: 3,081 and 3,081 shares held at June 30, 2023 and December 31, 2022, respectively	(31,663)	(31,663)
Additional paid-in capital	91,310	89,952
Accumulated deficit	(71,533)	(64,700)
Total stockholders' deficit	(11,882)	(6,407)
Total liabilities and stockholders' deficit	$24,228	$32,712

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$10,675	$12,050	$21,924	$23,470
Cost of revenue	1,238	1,441	2,584	2,896
Gross profit	9,437	10,609	19,340	20,574
Operating expenses
Sales and marketing	2,852	8,112	7,763	15,126
Product development	2,320	4,056	5,600	7,521
General and administrative	5,016	7,310	11,676	14,241
Total operating expenses	10,188	19,478	25,039	36,888
Loss from operations	(751)	(8,869)	(5,699)	(16,314)
Interest expense, net	(724)	(717)	(1,437)	(1,414)
Change in fair value of derivatives	14	24,397	281	14,000
Other income (expense), net	25	(52)	22	(889)
Net (loss) income	$(1,436)	$14,759	$(6,833)	$(4,617)

Net (loss) income per share:
Basic	$(0.04)	$0.39	$(0.17)	$(0.13)
Diluted	$(0.04)	$0.37	$(0.17)	$(0.13)

Weighted average shares outstanding:
Basic	39,509	37,415	39,109	35,097
Diluted	39,509	42,041	39,109	35,097

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	43,275	$4	(3,081)	$(31,663)	$89,952	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	289	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	285	—	—	—	—	—	—
Balance at April 1, 2023	—	—	43,849	4	(3,081)	(31,663)	90,730	(70,097)	(11,026)
Net loss	—	—	—	—	—	—	—	(1,436)	(1,436)
Stock-based compensation	—	—	—	—	—	—	580	—	580
Issuance of common stock upon vesting of restricted stock units	—	—	607	—	—	—	—	—	—
Balance at June 30, 2023	—	$—	44,456	$4	(3,081)	$(31,663)	$91,310	$(71,533)	$(11,882)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands)

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	6,140	$1	25,086	$3	—	$—	$61,194	$(69,770)	$(8,572)
Net loss	—	—	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	114	—	—	—	127	—	127
Conversion of 2021 Notes into Common Stock upon Business Combination	—	—	4,128	—	—	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock upon Business Combination	(6,140)	(1)	6,140	1	—	—	—	—	—
Merger and recapitalization, net of fees	—	—	2,007	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	1,625	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	3,861	—	—	—	(14,170)	—	(14,170)
Stockholder earn-out rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Balance at April 1, 2022	—	$—	42,961	$4	—	$—	$74,106	$(89,146)	$(15,036)
Net income	—	—	—	—	—	—	—	14,759	14,759
Stock-based compensation	—	—	—	—	—	—	464	—	464
Exercise of stock options	—	—	29	—	—	—	30	—	30
Balance at June 30, 2022	—	$—	42,990	$4	—	$—	$74,600	$(74,387)	$217

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,833)	$(4,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	149
Stock-based compensation expense	1,238	2,388
Bad debt expense, net of recoveries	1,410	640
Loss on disposition of assets	9	—
Noncash amortization of debt discount	273	233
Noncash interest expense associated with convertible debt	—	243
Noncash change in fair value of derivatives	(281)	(14,000)
Other	(6)	13
Changes in operating assets and liabilities:
Accounts receivable	(1,701)	(687)
Prepaid expenses and other current assets	(1,334)	(3,977)
Accounts payable	(663)	1,456
Accrued expenses and other current liabilities	(2,399)	(713)
Deferred revenue	59	492
Net cash used in operating activities	(9,807)	(18,380)

Cash flows from investing activities
Additions of property, equipment, and software	(788)	(1,415)
Net cash used in investing activities	(788)	(1,415)

Cash flows from financing activities
Proceeds from exercise of stock options	—	157
Proceeds from convertible promissory notes	—	29,374
Proceeds from business combination placed in escrow and restricted	—	39,032
Trust proceeds received from recapitalization at closing	—	582
Issuance of common stock under ESPP	120	—
Transaction costs associated with recapitalization	—	(10,761)
Advances (repayments) of related party payables	2	(18)
Net cash provided by financing activities	122	58,366

Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,473)	38,571
Cash, cash equivalents, and restricted cash, beginning of period	25,202	28,695
Cash, cash equivalents, and restricted cash, end of period	$14,729	$67,266

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of non-cash financing activities:
Stockholder contribution for debt issuance costs	$—	$924
Conversion of promissory notes into common stock	—	33,024
Issuance of forward share purchase agreements	—	14,170
Issuance of private warrants	—	3,916
Issuance of sponsor shares subject to earn-out conditions	—	6,867
Issuance of stockholder earn-out rights	—	26,131

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

After considering all available evidence, Leafly’s management determined that, based on the cost reduction measures outlined in both actions above, Leafly’s current positive working capital will be sufficient to meet its capital requirements for a period of at least 12 months from the date that these June 30, 2023 financial statements are issued.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net (loss) income.

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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2022 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2023 compared to our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

Management does not believe that there are any recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$14,118	$24,594
Restricted cash	360	360
Restricted cash - long-term portion	251	248
	$14,729	$25,202

The restricted cash balances at June 30, 2023 and December 31, 2022 include $360 of cash maintained in escrow related to Forward Share Purchase Agreements (“FPAs”). Effective August 1, 2022, the FPA holders elected to have Leafly repurchase their remaining 3,081 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA holders elected to have all but $360 disbursed from the escrow account and are able to claim the remainder any time until August 1, 2023. The amount was distributed subsequent to June 30, 2023 (Note 19). If unclaimed, the remaining funds in escrow would have been distributed to the Company. Additional information regarding the FPAs is included in Notes 13 and 18.

NOTE 4 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2023	December 31, 2022

Prepaid subscriptions	$697	$916
Prepaid insurance	2,204	533
Other prepaid assets	254	272
Other current assets	31	71
Subtotal, current portion	3,186	1,792
Prepaid expenses, long-term portion	75	135
Total	$3,261	$1,927

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net of $3,589 and $3,298 as of June 30, 2023 and December 31, 2022, respectively, consists of amounts due from customers less an allowance for doubtful accounts.

The following table presents the allowance for doubtful accounts and the changes therein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance, beginning of period	$1,091	$1,682	$908	$1,848
Add: provision for doubtful accounts, net of recoveries	685	764	1,410	640
Less: write-offs	(372)	(977)	(914)	(1,019)
Balance, end of period	$1,404	$1,469	$1,404	$1,469

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	June 30, 2023	December 31, 2022

Furniture and equipment	$706	$740
Capitalized internal-use software	3,095	2,310
	3,801	3,050
Less: accumulated depreciation and amortization	(1,152)	(765)
	$2,649	$2,285

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Depreciation expense	$24	$46	$47	$98
Amortization of capitalized internal-use software	202	51	374	51
Total depreciation and amortization	$226	$97	$421	$149

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022

Accrued bonuses	$562	$1,309
Other employee-related liabilities	1,282	2,403
Accrued interest	1,000	1,000
Other accrued expenses [1]	994	1,523
	$3,838	$6,235

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

Leases

The Company does not have any leases with an original term longer than 12 months as of June 30, 2023. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that the Company no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that the Company also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market, effective April 21, 2023. The Company complies with the net income from continuing operations listing standard of the Nasdaq Capital Market, and the transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, the Company received another letter from the Staff providing notification that, for 30 consecutive business days, the bid price of the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). To regain compliance, the closing bid price of the Company’s common stock must have been $1.00 per share or more per share for a minimum of ten consecutive business days at any time before May 1, 2023.

On May 2, 2023, the Company received a letter from Nasdaq notifying it that the Company’s common stock would be subject to delisting from Nasdaq unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 8, 2023, the Company timely requested a hearing before the Panel, and on May 11, 2023, the Company submitted a plan of compliance and requested an extension of time to regain compliance with the Bid Price Requirement (the “Request”). On May 23, 2023, the Company received a letter from the Panel confirming that the Request was granted and that the Company has until October 17, 2023 to effect a reverse stock split and until October 30, 2023 to regain compliance with the Bid Price Requirement, subject to meeting certain milestones including obtaining stockholder approval of a reverse stock split on or before July 12, 2023. On July 12, 2023 (Note 19), at the Company’s Annual Meeting of Stockholders, the stockholders approved a proposal to effect a reverse stock split of the Company’s outstanding shares of common stock by a ratio of not less than 1 for 10 and not more than 1 for 25 at any time prior to the Company’s 2024 Annual Meeting of Stockholders, with the exact ratio to be set by the Leafly Board of Directors (the “Board”) in the future, if at all, within the above range in its sole discretion, without further approval or authorization of the Company’s stockholders. The Request stayed any further action by Nasdaq, during the remainder of the approved extension.

NOTE 9 — Revenue and Contract Balances

The following table presents the Company's revenue by service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Advertising [1]	$10,554	$11,854	$21,740	$23,183
Other services [1]	121	196	184	287
	$10,675	$12,050	$21,924	$23,470

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

United States [1]	$10,253	$11,076	$21,058	$21,602
All other countries [1]	422	974	866	1,868
	$10,675	$12,050	$21,924	$23,470

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by state:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Arizona	20%	20%	20%	19%
California	12%	13%	12%	12%
Oregon	10%	11%	11%	10%

No other state comprised 10% or more of Leafly’s revenue during the six months ended June 30, 2023 and 2022. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the six months ended June 30, 2023 or 2022.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over Time [1]
Retail [2]	$8,840	$9,065	$18,310	$18,244
Brands [3]	1,280	1,745	2,642	3,309
	10,120	10,810	20,952	21,553
Point in time [1]
Brands [4]	555	1,240	972	1,917
	$10,675	$12,050	$21,924	$23,470

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

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance, beginning of period	$2,180	$2,566	$1,958	$1,975
Add: net increase in current period contract liabilities	1,710	1,591	1,932	2,239
Less: revenue recognized from beginning balance	(1,873)	(1,690)	(1,873)	(1,747)
Balance, end of period	$2,017	$2,467	$2,017	$2,467

A majority of the deferred revenue balance as of June 30, 2023 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

NOTE 10 — Income Taxes

The Company’s effective tax rate was 0% for the three and six months ended June 30, 2023 and 2022. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of June 30, 2023, the net carrying amount of the 2022 Notes was $29,136, which includes unamortized issuance costs and debt discount of $864, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $27,000 as of June 30, 2023. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

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

As of June 30, 2023, Leafly's authorized capital stock consisted of:

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

Treasury Stock

Effective August 1, 2022, the Company repurchased 3,081 shares of its common stock at a weighted-average price of $10.28 per share for a total of $31,663, with $31,303 paid with restricted cash held in escrow at the time and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheets at June 30, 2023 and December 31, 2022. These repurchases were in settlement of the FPAs. See Notes 3 and 13 for additional information.

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

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of June 30, 2023 or December 31, 2022.

NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants

At each of June 30, 2023 and December 31, 2022, there were 6,501 warrants outstanding that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the completion of the Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants

At each of June 30, 2023 and December 31, 2022, there were 3,950 warrants outstanding that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (“the Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants.

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

NOTE 14 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the six months ended June 30, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 4,502 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 4,502 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2023, 4,416 shares of common stock were available for issuance under the 2021 Plan and 4,601 remained available at June 30, 2023.

2022 Awards

In August 2022 and October 2022, the compensation committee of the Board and an authorized executive of the Company, as applicable, granted stock options to purchase an aggregate of approximately 102 shares of common stock at a weighted-average exercise price of $1.98 per share and granted an aggregate of 2,560 restricted stock units (”RSUs”) and performance stock units (”PSUs”). Of the PSUs granted, 683 were market-based awards made to executives with a grant date fair value of $0.04 per share with vesting based on achievement of a $1.0 billion market cap by February 4, 2026, and 137 were performance awards made to executives with a grant date fair value of $0.81 per share with vesting based in part on achievement of a fiscal year 2022 Adjusted EBITDA target, which was achieved. Prior to such grants, no grants had been made under the 2021 Plan. Leafly’s compensation committee approved the vesting of 137 PSUs awarded in 2022, which vested based on the achievement of the Company’s 2022 Adjusted EBITDA target, on March 13, 2023.

2023 Awards

Leafly’s compensation committee approved the grant of 631 annual incentive plan RSUs on March 14, 2023, which vested over four months. See Note 19 for equity awards subsequent to June 30, 2023.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the six months ended June 30, 2023 or 2022.

Stock option activity under the 2021 Plan for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	101	$1.98	$—	9.61
Forfeited or expired	—	1.60
Outstanding at March 31, 2023	101	$1.98
Forfeited or expired	(1)	1.92
Outstanding at June 30, 2023	100	$1.98	$—	9.14

Vested and exercisable	33	$1.98	$—	9.14

As of June 30, 2023, there was $75 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 2.61 years.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2023	2,058	$1.30
Granted	631	0.48	$305
Vested	(359)	0.94	$188
Forfeited	(485)	1.00
Unvested at March 31, 2023	1,845	0.89
Vested	(524)	0.59	$199
Forfeited	(331)	0.93
Unvested at June 30, 2023	990	$1.03

As of June 30, 2023, there was $928 total unrecognized compensation cost related to unvested RSUs and $10 total unrecognized compensation cost related to market-based PSUs granted under the 2021 Plan. The total cost is expected to be recognized over a weighted-average period of 2.61 years.

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

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	3,431	$1.60
Exercised	—	0.40
Forfeited or expired	(446)	1.40
Outstanding at March 31, 2023	2,985	$1.63
Forfeited or expired	(513)	1.27
Outstanding at June 30, 2023 [1]	2,472	$1.71	$6	4.88

Vested and exercisable	1,380	$1.34	$6	5.58

1.
Includes 1,416 and 1,056 awards accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026.

As of June 30, 2023, there was: (i) $423 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.81 years; and (ii) $862 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.81 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan and the 2018 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales and marketing	$60	$26	$136	$60
Product development	97	19	206	37
General and administrative	423	419	896	2,291
	$580	$464	$1,238	$2,388

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

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 571 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Merger. No RSUs have been awarded under the Earn-Out Plan as of June 30, 2023.

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 1,126 shares of common stock are initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 1,126 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2023, 1,104 shares of common stock were available for issuance under the ESPP and 815 remained available at June 30, 2023. On March 15, 2023, Leafly’s employees purchased 289 shares for a total purchase price of $120. The Company's current offering period runs from March 16, 2023 through September 15, 2023.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

401(k) matching contributions	$153	$215	$386	$459

NOTE 15 — Related Party Transactions

In June 2021, Merida Capital, an affiliate of Merida, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 11) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid prior to June 30, 2023.

NOTE 16 — Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Shares repurchased and held in treasury by the Company are removed from the weighted-average number of shares of common stock outstanding as of the date of repurchase.

The Company considers its preferred stock to be participating securities. As of June 30, 2023 and June 30, 2022, the Company had 1,625 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 for additional information). Net (loss) income is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net (loss) income per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(1,436)	$14,759	$(6,833)	$(4,617)
Income impact of convertible promissory notes	—	600	—	—
Total undistributed (loss) income	$(1,436)	$15,359	$(6,833)	$(4,617)

Weighted average shares outstanding	39,509	37,415	39,109	35,097
Dilutive effect of convertible promissory notes	—	2,429	—	—
Dilutive effect of stock-based awards	—	2,197	—	—
Common stock and common stock equivalents	39,509	42,041	39,109	35,097

Basic net (loss) income per share	$(0.04)	$0.39	$(0.17)	$(0.13)
Diluted net (loss) income per share	$(0.04)	$0.37	$(0.17)	$(0.13)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Shares subject to warrants	10,451	10,451	10,451	10,451
Shares subject to convertible promissory notes	2,480	—	2,480	2,429
Shares subject to forward purchase agreements	—	3,819	—	3,819
Escrow Shares	1,625	1,625	1,625	1,625
Shares subject to outstanding common stock options, RSUs and PSUs	3,825	1,105	4,336	1,105
Shares subject to stockholder earn-out rights	5,429	5,429	5,429	5,429
	23,810	22,429	24,321	24,858

See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options, RSUs and PSUs.

NOTE 17 — Segment Reporting

Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Retail	$8,840	$9,065	$18,310	$18,244
Brands	1,835	2,985	3,614	5,226
Total revenue	$10,675	$12,050	$21,924	$23,470

Gross profit:
Retail	$7,863	$8,075	$16,254	$16,214
Brands	1,574	2,534	3,086	4,360
Total gross profit	$9,437	$10,609	$19,340	$20,574

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

		Fair Value at					Change in Fair Value of Derivatives
Description	Level	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Private Warrants derivative liability	3	$121	$130	$182	$3,693	$7,989	$9	$4,296	$61	$223
Forward share purchase agreements derivative liability [1]	3	—	—	—	17,763	7,452	—	(10,311)	0	(3,593)
Escrow Shares derivative liability	3	6	7	52	3,481	10,129	1	6,648	46	3,387
Stockholder earn-out rights derivative liability	3	30	34	204	12,148	35,912	4	23,764	174	13,983
Total		$157	$171	$438	$37,085	$61,482	$14	$24,397	$281	$14,000

1.
The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:

Private Warrants Derivative Liability

The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Stock price	$0.29	$0.40	$0.65	$4.50	$8.28
Volatility	99.9%	88.8%	75.0%	51.6%	36.7%
Term (in years)	3.60	3.84	4.09	4.59	4.85
Risk-free rate	4.5%	3.7%	4.1%	3.0%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

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

Forward Share Purchase Agreements Derivative Liability

The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

	June 30, 2022	March 31, 2022
Exercise price - one agreement	$10.31	$10.16
Exercise price - three agreements	$10.16	$10.01
Stock price	$4.50	$8.28
Volatility	70.4%	72.6%
Term (in years)	0.09	0.09
Risk-free rate	1.3%	0.2%
Dividend yield	0.0%	0.0%

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

Escrow Shares Derivative Liability

The Escrow Shares derivative liability was calculated using a Monte Carlo simulation and the following Level 3 inputs:

	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022
First stock price trigger	$13.50	$13.50	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50	$15.50	$15.50
Stock price	$0.29	$0.40	$0.65	$4.50	$8.28
Volatility	98.6%	87.5%	86.0%	68.0%	63.0%
Term (in years)	1.60	1.84	2.09	2.59	2.85
Risk-free rate	5.1%	4.1%	4.4%	3.0%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability

The stockholder earn-out rights were valued using a Monte Carlo simulation and the following Level 3 inputs:

	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022
First stock price trigger	$13.50	$13.50	$13.50	$13.50	$13.50
Second stock price trigger	$15.50	$15.50	$15.50	$15.50	$15.50
First revenue trigger	$65,000	$65,000	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000	$101,000	$101,000
Stock price	$0.29	$0.40	$0.65	$4.50	$8.28
Base year revenue assumption	$44,000	$44,000	$48,000	$49,500	$55,500
Volatility	98.6%	87.5%	86.0%	68.0%	63.0%
Term (in years)	1.60	1.84	2.09	2.59	2.85
Risk-free rate	5.1%	4.1%	4.4%	3.0%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The revenue assumption input relates to projected revenue for fiscal year 2022 (for the periods ended June 30, 2022 and March 31, 2022) and fiscal year 2023 (for the periods ended June 30, 2023 and March 31, 2023) and represents the midpoint of revenue guidance the Company had provided in the respective period. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.
NOTE 19 — Subsequent Events

Restricted Cash

On July 11, 2023, Leafly returned $360 of restricted cash to the FPA Holders pursuant to the terms of the FPAs (Note 3).

Reverse Stock Split

On July 12, 2023, during the Company’s 2023 Annual Meeting of Stockholders, Leafly’s stockholders approved a proposal for a reverse stock split as part of the Company’s plan to regain compliance with the Bid Price Requirement under Nasdaq listing rules (Note 8). The Board retains sole discretion to determine the ratio and effective date of the reverse stock split, if at all, at a later date.

Equity Awards

On July 25, 2023, Leafly awarded: 2,512 service-based RSUs to employees, which will vest over two years; 655 RSUs to non-employee Board members, which will vest on August 20, 2023; and 473 PSUs to senior management, contingent upon fiscal year 2023 financial performance.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in our 2022 Annual Report and Q1 2023 10-Q.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 140 total employees, including 135 in the U.S. and 5 in Canada as of June 30, 2023.

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

Significant Events

Content Shift

During the first half of 2023, in conjunction with our reductions in staffing and cost cutting (see “Reductions in Force” below), Leafly began its transition from a news-centric platform to a marketplace platform. In this “content shift,” we changed our focus from providing content to drive traffic to maximizing customer demand for our retailers by attracting visitors that are more likely to order from our retailers. Leafly has enhanced its deal types, delivery options and created deeper search capabilities intended to drive conversion to sales back to retailers and brands. Our strategy is to focus on key and emerging retailer and brand accounts by strongly aligning our sales and marketing resources with their needs. In addition, at the end of the second quarter, we implemented select pricing increases, pass-throughs of certain costs and annual subscription agreements in select markets. As expected, we experienced some slowing of the topline as our team was focused on process change, which will likely continue into the third quarter of 2023, but believe that with these changes, we are positioned to evolve to a healthier customer base supporting more durable revenue over time.

Reductions in Force

In light of the current macroeconomic environment, we have taken steps to manage the business accordingly. We implemented plans to reduce operating expenses, including previously announced headcount reductions:

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

We anticipate these and other changes we made to our cost structure in 2022 and 2023 will save a total of approximately $24,000 in cash costs annually (beginning in the second quarter of 2023), now that all of the restructuring and other cost savings initiatives are fully implemented. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns. By coupling cost savings with our strategic content shift, we believe Leafly will be better situated to become profitable in future periods.

Key Metrics

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain metrics in the operation of our business:

Monthly Active Users

MAUs represents the total unique visitors to Leafly websites and native apps each month, which in turn is a top-of-the-funnel metric that represents the maximum potential unique visitors that could become a customer of a dispensary or brand listed on Leafly’s platform within a given month. Leafly is reexamining its MAU metric and expects to discontinue reporting it in its next quarterly filing as we continue to implement a content-shift to focus on compelling and engaging content that helps drive shopping behaviors farther down the funnel.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended June 30,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Average MAUs (in thousands)[1]	7,374	7,885	(511)	-6%
Ending retail accounts[2]	5,261	5,251	10	0%
Retailer ARPA[3]	$558	$579	$(21)	-4%

	Six Months Ended June 30,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Average MAUs (in thousands)[1]	7,729	7,817	(88)	-1%
Ending retail accounts[2]	5,261	5,251	10	0%
Retailer ARPA[3]	$555	$577	$(22)	-4%

1.
Calculated as a simple average for the period presented.
2.
Represents the amount outstanding on the last day of the month of the respective period.
3.
Calculated as a simple average of monthly retailer ARPA for the period presented.

MAUs decreased 6% and 1% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, due to the optimization of our marketplace on Leafly’s site (see “Content Shift” above). As noted above, Leafly is reexamining its MAU metric and expects to discontinue reporting it in its next quarterly filing.

While we optimized our marketplace, we were impacted by the loss of multi-retailer and poorly performing accounts, which were more than offset by organic growth, leading to 0% growth in year-over-year ending retail accounts for the three and six months ended June 30, 2023, compared to the same periods in 2022.

Declining pricing as compared to 2022 for platinum placement ads contributed to a 4% decline in ARPA for both the three and six months ended June 30, 2023, compared to the same periods in 2022. However, second quarter 2023 ARPA is up 1% compared to $553 for the first quarter of 2023. Going forward, Leafly is focused on increasing ARPA supported by the second quarter 2023 pricing increases, the majority of which will be effective in the third quarter.

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

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$8,840	$9,065	$(225)	-2%
Brands	1,835	2,985	(1,150)	-39%
Total revenue	$10,675	$12,050	$(1,375)	-11%

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$18,310	$18,244	$66	0%
Brands	3,614	5,226	(1,612)	-31%
Total revenue	$21,924	$23,470	$(1,546)	-7%

Retail

Retail subscriptions revenue decreased $312, partially offset by an increase in digital display ads and other revenues of $69, accounting for a significant portion of the overall decrease in retail revenue for the three months ended June 30, 2023. Digital media display ads revenue growth was due to increased volumes of display ads sold. For the three months ended June 30, 2023, the decrease in retail subscription revenue was primarily due to customer churn and marketplace dynamics in selected states.

Retail subscriptions revenue decreased $520, more than offset by an increase in digital display ads and other revenues of $569, driving a slight increase in retail revenue for the six months ended June 30, 2023. Digital media display ads revenue growth was caused by increased volumes of display ads sold. For the six months ended June 30, 2023, the decrease in retail subscription revenue was primarily due to customer churn and marketplace dynamics which more than offset growth in new markets.

Brands

Macro challenges have put overall pressure on the cannabis industry, particularly in our brand advertising business.

Second quarter 2023 Brands revenue increased 3% over the first quarter’s revenue of $1,779. However, for the three months ended June 30, 2023 as compared to the same period in 2022, Brands revenue decreased $1,131, mostly in Canada, due primarily to:

•
direct-to-consumer marketing revenue decrease of $330;
•
reduction in display ads of $331; and
•
branded content decrease of $380.

For the six months ended June 30, 2023, Brands revenue decreased $1,593, mostly in Canada, due primarily to:

•
direct-to-consumer marketing revenue decrease of $562;
•
reduction in display ads of $494; and
•
branded content decrease of $399.

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

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Cost of sales:
Retail	$977	$990	$(13)	-1%
Brands	261	451	(190)	-42%
Total cost of sales	$1,238	$1,441	$(203)	-14%

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Cost of sales:
Retail	$2,056	$2,030	$26	1%
Brands	528	866	(338)	-39%
Total cost of sales	$2,584	$2,896	$(312)	-11%

Retail

For the three months ended June 30, 2023, retail cost of revenue decreased due to a reduction in headcount costs of $67 partially offset by increased website infrastructure costs of $7 and a $46 increase in business platform and merchant processing costs.

For the six months ended June 30, 2023, retail cost of revenue increased due to $152 increase in business platform and merchant processing costs partially offset by increased website infrastructure costs of $29 and headcount costs of $98.

Brands

Brands cost of revenue decreased for the three months ended June 30, 2023, primarily reflecting a decrease of $71 in costs of display advertising and $42 in merchant processing fees, corresponding to decreased associated revenue, and $27 of lower website infrastructure costs, as described under Retail cost of revenue above, as these costs are shared across both of our segments. Brands cost of revenue also decreased $55 for the three months ended June 30, 2023, due to reduced headcount costs.

Brands cost of revenue decreased for the six months ended June 30, 2023, primarily reflecting a decrease of $171 in costs of display advertising and $44 in merchant processing fees, corresponding to decreased associated revenue, and $50 of lower website infrastructure costs, as described under Retail cost of revenue above, as these costs are shared across both of our segments. Brands cost of revenue also decreased $79 for the six months ended June 30, 2023, due to reduced headcount costs.

Operating Expenses

Operating expenses declined significantly overall as we implemented the two reductions in force and cost reduction activities discussed above.

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,852	$8,112	$(5,260)	-65%
Product development	2,320	4,056	(1,736)	-43%
General and administrative	5,016	7,310	(2,294)	-31%
Total operating expenses	$10,188	$19,478	$(9,290)	-48%

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$7,763	$15,126	$(7,363)	-49%
Product development	5,600	7,521	(1,921)	-26%
General and administrative	11,676	14,241	(2,565)	-18%
Total operating expenses	$25,039	$36,888	$(11,849)	-32%

Sales and Marketing

Sales and marketing expenses decreased $5,260 for the three months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $2,768 decrease in compensation costs;
•
a $2,117 reduction in advertising and marketing spending;

•
a $198 decline in professional services; and
•
a $176 reduction in other costs.

Sales and marketing expenses decreased $7,363 for the six months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $3,519 decrease in compensation costs;
•
a $3,168 reduction in advertising and marketing spending;
•
a $443 reduction in professional services; and
•
a $233 reduction in other costs.

Product Development

Product development expenses decreased $1,736 for the three months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $1,293 decrease in compensation costs (or $1,697 excluding capitalized costs). Product development expenses are reported net of $250 and $658 of costs capitalized to internal-use software for the three months ended June 30, 2023 and 2022, respectively;
•
a $516 reduction in professional services; and
•
a $68 reduction in other costs; partially offset by:
•
a $141 increase in depreciation expense primarily related to capitalized internal use software.

Product development expenses decreased $1,921 for the six months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $1,277 decrease in compensation costs (or $1,904 excluding capitalized costs). Product development expenses are reported net of $785 and $1,415 of costs capitalized to internal-use software for the six months ended June 30, 2023 and 2022, respectively;
•
a $875 reduction in professional services; and
•
a $73 reduction in other costs; partially offset by:
•
a $304 increase in depreciation expense primarily related to capitalized internal use software.

General and Administrative

General and administrative expenses decreased $2,294 for the three months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $843 decrease in professional services primarily related to regulatory filings; and
•
a $574 reduction in insurance;
•
a $358 decrease in compensation costs; and
•
a $519 decline in other costs.

General and administrative expenses decreased $2,565 for the six months ended June 30, 2023 compared to the same period in 2022 due to:

•
a $1,998 decrease in compensation costs, including a $1,395 decrease in stock-based compensation expense, which was attributable to the modification of awards in the first quarter of 2022 (Note 14);
•
a $612 reduction in insurance;
•
a $556 decline in other costs;

•
a $169 decrease in professional services; partially offset by:
•
a $770 increase in bad debts expense due to net recoveries in the prior year period.

Other Income and Expense

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(724)	$(717)	$(7)	1%
Change in fair value of derivatives	14	24,397	(24,383)	nm
Other expense, net	25	(52)	77	nm
Total other income (expense)	$(685)	$23,628	$(24,313)	nm

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(1,437)	$(1,414)	$(23)	2%
Change in fair value of derivatives	281	14,000	(13,719)	nm
Other expense, net	22	(889)	911	nm
Total other income (expense)	$(1,134)	$11,697	$(12,831)	nm

1.
An “nm” reference means the percentage is not meaningful.

Interest expense for the three and six months ended June 30, 2023 was similar to that of the same period in 2022.

The change in fair value of derivatives for the three and six months ended June 30, 2023 is due to the recognition of derivatives in connection with the Business Combination and changes in their valuations, which were primarily driven by the decline in Leafly’s stock price during the 2022 periods. See Note 18 to our consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the periods presented.

Other expense, net decreased for the six months ended June 30, 2023 due primarily to $874 of costs incurred in connection with the Business Combination during 2022, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net (loss) income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net (loss) income (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net (loss) income and our other GAAP results.

A reconciliation of net (loss) income to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,436)	$14,759	$(6,833)	$(4,617)
Interest expense, net	724	717	1,437	1,414
Depreciation and amortization expense	226	97	421	149
EBITDA	(486)	15,573	(4,975)	(3,054)
Stock-based compensation	580	464	1,238	2,388
Transaction expenses allocated to derivatives	—	—	—	874
Severance costs	—	—	754	—
Change in fair value of derivatives	(14)	(24,397)	(281)	(14,000)
Adjusted EBITDA	$80	$(8,360)	$(3,264)	$(13,792)

The decrease in EBITDA for the three and six months ended June 30, 2023 versus the same periods in 2022 is primarily due to the change in fair value of derivatives in 2022 as a result of the decline in Leafly’s stock price. See Note 18 to our consolidated financial statements within this Quarterly Report for more information regarding the fair value of derivatives. The increase in Adjusted EBITDA for the three and six months ended June 30, 2023 versus the same periods in 2022 relates to cost savings related to Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $14,729 and $25,202 as of June 30, 2023 and December 31, 2022, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

First Half 2023

During the first half of 2023, the Company utilized a total of $10,473 of cash, primarily to fund cash operating losses of approximately $3,772, to fund changes in current assets and liabilities of $6,038 and for capitalized software costs of $788. The changes in current assets and liabilities during the six months ended June 30, 2023 included primarily reductions in accrued expenses of $2,399 primarily related to the payment of 2022 bonuses and accrued interest as well as the change in accounts receivable of $1,701 and prepaid expenses and other current assets of $1,334 related to the payment of directors and officers insurance. Of the $10,473 of cash used in the first half of 2023, only $834 was expended during the second quarter, reflecting our concerted efforts to become cash flow positive.

First Half 2023 Compared to First Half 2022

As compared to the six months ended June 30, 2022, cash used in operations decreased by $8,573 to $9,807 for the six months ended June 30, 2023, mainly due to decreased net loss from operations as a result of the reductions in force and the cost cutting measures employed in 2022 and 2023. See discussions under “— Significant Events” and “— Results of Operations” above for more information. Cash used in investing activities decreased $627 to a use of $788 primarily due to lower software capitalization in the current year. Cash and restricted cash provided by financing decreased $58,244 over this same period to $122 for the six months ended June 30, 2023, primarily due to proceeds from the convertible promissory notes and the Merger in 2022. See Notes 1, 12, and 13 to our consolidated financial statements within this Quarterly Report for more information.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at June 30, 2023 is expected to be recognized in the subsequent 12-month period. See Note 9 to our consolidated financial statements within this Quarterly Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay any convertible notes that do not ultimately convert to equity, as well as the other operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities.

Liquidity and Capital Resources

Leafly has incurred operating losses since its inception and had an accumulated deficit of $71,533 and $64,700 at June 30, 2023 and December 31, 2022, respectively.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. As noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Quarterly Report are issued.

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
•
On March 16, 2023, we announced a second restructuring plan further reducing recurring costs and identifying cost savings that we expect to result in an estimated annual cash savings of an additional $8,000 based on a reduction of an additional 40 personnel at a cash cost of $754 recognized in the first quarter of 2023.

After considering all available evidence, we determined that, based on both of our cost reduction measures, our current positive working capital of $14,436 as of June 30, 2023 will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our June 30, 2023 financial statements are issued. We believe our restructuring plans alleviate the substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes.

We believe that our capital resources are sufficient to fund our operations for at least the following 12 months.

Nasdaq Notifications of Noncompliance

On October 28, 2022, we received a notice from the Nasdaq Staff informing us that Leafly was not in compliance with the $50 million minimum market value requirement for continued listing on the Nasdaq Global Market and that we had until April 26, 2023 to regain compliance. On April 19, 2023, Nasdaq approved our application to transfer the listing of Leafly’s common stock and warrants from the Nasdaq Global Market to The Nasdaq Capital Market (“Capital Market”), effective April 21, 2023. The Company complies with the net income from continuing operations listing standard of the Capital Market, and the transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, we received another letter from the Nasdaq Staff notifying us that, for 30 consecutive business days, the bid price of Leafly’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (“Bid Price Requirement”). To regain compliance, the closing bid price of Leafly’s common stock must have been $1.00 or more per share for a minimum of ten consecutive business days at any time before May 1, 2023. We were unable to regain compliance with the Bid Price Requirement by May 1, 2023, and on May 2, 2023, we received a letter from Nasdaq notifying us that Leafly’s common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Listing Panel (the “Panel”). On May 8, 2023, we timely requested a hearing before the Panel, and on May 11, 2023, we submitted a plan of compliance and requested an extension of time to regain compliance with the Bid Price Requirement (the “Request”). On May 23, 2023, we received a letter from the Panel confirming that our Request was granted and that we have until October 17, 2023 to effect a reverse stock split and until October 30, 2023 to regain compliance with the Bid Price Requirement, subject to meeting certain milestones including obtaining stockholder approval of the reverse stock split on or before July 12, 2023. On July 12, 2023, at our 2023 Annual Meeting of Stockholders, our stockholders approved a proposal to effect a reverse stock split of the outstanding shares of Leafly’s common stock by a ratio of not less than 1 for 10 and not more than 1 for 25 at any time prior to Leafly’s 2024 Annual Meeting of Stockholders, with the exact ratio to be set by the Board in the future, if at all, within the above range in its sole discretion, without further approval or authorization of our stockholders.

During the remainder of the approved extension from Nasdaq, we expect that Leafly’s common stock and warrants will continue to be listed and traded on Nasdaq; however, if we are unable to effect a reverse stock split by October 17, 2023 or regain compliance with the Bid Price Requirement by October 30, 2023, Nasdaq has informed us that Leafly’s common stock will be subject to immediate delisting. We believe we are taking prudent steps to ultimately be successful in effecting a reverse stock split and regaining compliance with the Bid Price Requirement. However, there can be no assurances that any of these efforts will be successful, and if we are unable to regain compliance with the Bid Price Requirement, Leafly’s common stock and warrants would be subject to delisting from Nasdaq. See Part II, Item 1A Risk Factors in this Quarterly Report under the heading“— Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

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

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2022 Annual Report and in Part II, Item 1A of our Q1 2023 10-Q. As of the date of this report, other than as set forth below, we are not aware of any material changes in the risk factors disclosed in our 2022 Annual Report or in our Q1 2023 10-Q. You should carefully consider the risks and uncertainties described herein and in our 2022 Annual Report and Q1 2023 10-Q, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2022 Annual Report and Q1 2023 10-Q are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.

Nasdaq requires listed companies to comply with certain standards to remain listed. On November 2, 2022, we received a letter from the Nasdaq Staff notifying us that we did not meet the Bid Price Requirement. To regain compliance, the closing bid price of Leafly’s common stock must have been $1.00 or more per share for a minimum of ten consecutive business days at any time before May 1, 2023. We were unable to regain compliance with the Bid Price Requirement by May 1, 2023, and on May 2, 2023, we received a letter from Nasdaq notifying us that Leafly’s common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before the Panel. On May 8, 2023, we timely requested a hearing before the Panel, and on May 11, 2023, we submitted a plan of compliance and the Request. On May 23, 2023, we received a letter from the Panel confirming that our Request was granted and that we have until October 17, 2023 to effect a reverse stock split and until October 30, 2023 to regain compliance with the Bid Price Requirement, subject to meeting certain milestones including obtaining stockholder approval of the reverse stock split on or before July 12, 2023. On July 12, 2023, at our 2023 Annual Meeting of Stockholders, our stockholders approved a proposal to effect a reverse stock split of the outstanding shares of Leafly’s common stock by a ratio of not less than 1 for 10 and not more than 1 for 25 at any time prior to Leafly’s 2024 Annual Meeting of Stockholders, with the exact ratio to be set by the Board within the above range in its sole discretion, without further approval or authorization of our stockholders.

During the remainder of the approved extension from Nasdaq, we expect that Leafly’s common stock and warrants will continue to be listed and traded on Nasdaq; however, if we are unable to effect a reverse stock split by October 17, 2023 or regain compliance with the Bid Price Requirement by October 30, 2023, Nasdaq has informed us that Leafly’s common stock will be subject to immediate delisting.

We believe we are taking prudent steps to ultimately be successful in effecting a reverse stock split and regaining compliance with the Bid Price Requirement. However, there can be no assurances that any of these efforts will be successful, and if we are unable to regain compliance with the Bid Price Requirement, our common stock and warrants would be subject to delisting from Nasdaq. Delisting from the Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume of our stock could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties.

Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock and/or warrants, if delisted from Nasdaq, will be listed on another securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

There are significant risks associated with effecting a reverse stock split.

The principal purpose of effecting the reverse stock split approved by our stockholders is to increase the trading price of our common stock to meet the Bid Price Requirement and remain listed on the Capital Market. However, the long-term effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that a reverse stock split will accomplish this objective for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that a reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including the Company’s business and financial performance, general market conditions, and prospects for future success.

If effected, a reverse stock split will reduce the total number of outstanding shares of our common stock, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock does not increase as a result of the reverse stock split. If a reverse stock split is effected, it will increase the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following a reverse stock split may be required to pay higher transaction costs if they sell their common stock. A reverse stock split may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our common stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then the value of our Company, as measured by our market capitalization, will be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the reverse stock split.

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

Moreover, Visa and Mastercard reportedly prohibit processing of transactions involving cannabis on their networks. In July 2023, Mastercard instructed financial institutions and payment processors that they must stop permitting cannabis transactions on its debit cards. Although U.S. consumers cannot purchase products on our listings marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard restrict cannabis-related transactions, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.

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

We do not sell cannabis, or products that contain cannabis; accordingly, our company is not part of the cannabis industry that would be restricted from using federal and federally insured banks. However, because our revenue is generated largely from companies licensed as operators in the cannabis industry, banks have and may continue to consider us to be part of the cannabis industry that is subject to banking restrictions. If we were to lose any of our banking relationships or fail to secure additional banking relationships in the future, we could experience difficulty and incur increased costs in the administration of our business, paying our employees, and accepting payments from suppliers, each of which may adversely affect our reputation or results of operations. Additionally, the closure of many or one of our bank accounts due to a bank’s reluctance to provide services to a business working with state-legal cannabis businesses would require significant management attention from us and could materially adversely affect our business and operations. In addition to banks and financial institutions, merchant processors may take a similar view of the risks of working with us since we provide services to cannabis businesses, and loss of any of our merchant processor relationships could have similar results. Moreover, Visa and Mastercard reportedly prohibit processing of transactions involving cannabis on their networks. In addition, in July 2023, Mastercard instructed financial institutions and payment processors that they must stop permitting cannabis transactions on its debit cards. Although U.S. consumers cannot purchase products on our listings marketplace and we do not currently use, nor have we historically used, any of our merchant processing relationships to process payments for cannabis transactions, to the extent Visa or Mastercard restrict cannabis-related transactions, our merchant processing relationships could be terminated, or we could be prevented from processing any Visa or Mastercard transactions, which could have a material adverse effect on our business and results of operations.

Item 6. EXHIBITS.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1	* +	Form of Restricted Stock Unit Award Agreement, 2021 Equity Incentive Plan, Employee

10.2	* +	Form of Restricted Stock Unit Award Agreement, 2021 Equity Incentive Plan, Directors

10.3	* +	Form of Performance Stock Unit Award Agreement, 2021 Equity Incentive Plan

31.1	*

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2023.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer