Form 10-Q/A
period 2023-06-30
Leafly Holdings, Inc. /DE
filed 2023-08-16
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 7, 2023, the registrant had 41,413,573 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 (“Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Leafly Holdings, Inc. (the “Company”) for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 11, 2023 (the “Original Report”), is being filed solely to correct an error in the number of outstanding shares of the Company’s common stock as of August 7, 2023, shown on the cover page. The correct number of outstanding shares of the Company’s common stock as of August 7, 2023, was 41,413,573, as indicated on the cover page of this Form 10-Q/A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Report, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Report.

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2023.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer