Form 10-Q
period 2023-09-30
Leafly Holdings, Inc. /DE
filed 2023-11-13
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 2,177,721 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Quarterly Report regarding Leafly Holdings, Inc.’s (the “Company’s”) future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “project,” “plan,” “will,” “could,” “would,” “potential,” “strategy,” “focus,” and “continue” or similar words. These forward-looking statements include all matters that are not historical facts. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

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

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended 2022 (“2022 Annual Report”) and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 (“1Q 2023 10-Q”) and June 30, 2023 (“2Q 2023 10-Q,” collectively the “2023 10-Qs”) and in this Quarterly Report entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

•
the Company’s inability to raise sufficient capital or financing in the future to execute its business plan;
•
the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;
•
the impact of worldwide economic conditions, including the resulting effect on consumer spending at local cannabis retailers and the level of advertising spending by such retailers;
•
the degree of market acceptance and adoption of the Company’s products, services and pricing changes;
•
the Company’s ability to attract and retain customers;
•
the Company’s success in retaining or recruiting officers, key employees or directors;
•
the Company’s ability to satisfy the Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements and maintain the listing of the Company’s shares of common stock on Nasdaq or another national securities exchange;
•
the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law; and
•
factors relating to the business, operations and financial performance of the Company and its subsidiaries.

Note Regarding Reverse Stock Split

On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 12). To facilitate comparative analysis, all statements in this Quarterly Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the reverse stock split on a pro forma basis.

Part I - Financial Information

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$14,469	$24,594
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $908, respectively	3,409	3,298
Prepaid expenses and other current assets	2,339	1,792
Restricted cash	—	360
Total current assets	20,217	30,044
Property, equipment, and software, net	2,541	2,285
Restricted cash - long-term portion	249	248
Other assets	55	135
Total assets	$23,062	$32,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,609	$1,625
Accrued expenses and other current liabilities	2,990	6,235
Deferred revenue	2,095	1,958
Total current liabilities	6,694	9,818

Non-current liabilities
Non-current portion of convertible promissory notes, net	29,272	28,863
Private warrants derivative liability	113	182
Escrow shares derivative liability	5	52
Stockholder earn-out rights derivative liability	25	204
Total non-current liabilities	29,415	29,301
Total liabilities	36,109	39,119

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000 and 5,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.0001 par value; 200,000 and 200,000 authorized; 2,311 and 2,164 issued at September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock: 154 and 154 shares held at September 30, 2023 and December 31, 2022, respectively	(31,663)	(31,663)
Additional paid-in capital	92,359	89,956
Accumulated deficit	(73,743)	(64,700)
Total stockholders' deficit	(13,047)	(6,407)
Total liabilities and stockholders' deficit	$23,062	$32,712

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$10,583	$11,781	$32,507	$35,251
Cost of revenue	1,163	1,515	3,747	4,411
Gross profit	9,420	10,266	28,760	30,840
Operating expenses
Sales and marketing	2,563	6,403	10,326	21,529
Product development	2,533	3,406	8,133	10,927
General and administrative	5,799	6,489	17,475	20,730
Total operating expenses	10,895	16,298	35,934	53,186
Loss from operations	(1,475)	(6,032)	(7,174)	(22,346)
Interest expense, net	(720)	(705)	(2,157)	(2,119)
Change in fair value of derivatives	14	22,264	295	36,264
Other income (expense), net	(29)	(73)	(7)	(962)
Net (loss) income	$(2,210)	$15,454	$(9,043)	$10,837

Net (loss) income per share:
Basic	$(1.10)	$8.69	$(4.58)	$6.15
Diluted	$(1.10)	$5.64	$(4.58)	$5.45

Weighted average shares outstanding:
Basic	2,011	1,779	1,974	1,763
Diluted	2,011	2,149	1,974	1,924

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	2,164	$—	(154)	$(31,663)	$89,956	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	14	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	14	—	—	—	—	—	—
Balance at March 31, 2023	—	$—	2,192	$—	(154)	$(31,663)	$90,734	$(70,097)	$(11,026)

Balance at April 1, 2023	—	—	2,192	—	(154)	(31,663)	90,734	(70,097)	(11,026)
Net loss	—	—	—	—	—	—	—	(1,436)	(1,436)
Stock-based compensation	—	—	—	—	—	—	580	—	580
Exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	31	—	—	—	—	—	—
Balance at June 30, 2023	—	$—	2,223	$—	(154)	$(31,663)	$91,314	$(71,533)	$(11,882)

Balance at July 1, 2023	—	—	2,223	—	(154)	(31,663)	91,314	(71,533)	(11,882)
Net loss	—	—	—	—	—	—	—	(2,210)	(2,210)
Stock-based compensation	—	—	—	—	—	—	997	—	997
Reverse stock split	—	—	34	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	6	—	—	—	48	—	48
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—	—
Balance at September 30, 2023	—	$—	2,311	$—	(154)	$(31,663)	$92,359	$(73,743)	$(13,047)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands)

	Three and Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	307	$1	1,254	—	—	$—	$61,197	$(69,770)	$(8,572)
Net loss	—	—	—	—	—	—	—	(19,376)	(19,376)
Stock-based compensation	—	—	—	—	—	—	1,924	—	1,924
Exercise of stock options	—	—	6	—	—	—	127	—	127
Conversion of 2021 Notes into Common Stock upon Business Combination	—	—	207	—	—	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock upon Business Combination	(307)	(1)	307	—	—	—	1	—	—
Merger and recapitalization, net of fees	—	—	100	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	81	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	193	—	—	—	(14,170)	—	(14,170)
Stockholder earn-out rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Balance at March 31, 2022	—	$—	2,148	—	—	$—	$74,110	$(89,146)	$(15,036)

Balance at April 1, 2022	—	—	2,148	—	—	—	74,110	(89,146)	(15,036)
Net income	—	—	—	—	—	—	—	14,759	14,759
Stock-based compensation	—	—	—	—	—	—	464	—	464
Exercise of stock options	—	—	1	—	—	—	30	-	30
Balance at June 30, 2022	—	$—	2,149	—	—	—	74,604	(74,387)	217

Balance at July 1, 2022	—	—	2,149	—	—	—	74,604	(74,387)	217
Net income	—	—	—	—	—	—	—	15,454	15,454
Shares canceled	—	—	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	771	—	771
Exercise of stock options	—	—	—	—	—	—	1	—	1
Vesting of restricted stock units	—	—	4	—	—	—	—	—	—
Settlement of forward share purchase agreement derivative liability	—	—	—	—	—	—	(17,841)	—	(17,841)
Purchase of treasury stock	—	—	—	—	(154)	(31,663)	31,663	—	—
Balance at September 30, 2022	—	$—	2,152	—	(154)	$(31,663)	$89,198	$(58,933)	$(1,398)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(9,043)	$10,837
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	276
Stock-based compensation expense	2,235	3,159
Bad debt expense, net of recoveries	2,350	1,023
Loss on disposition of assets	63	—
Noncash amortization of debt discount	409	369
Noncash interest expense associated with convertible debt	—	243
Noncash change in fair value of derivatives	(295)	(36,264)
Other	(1)	15
Changes in operating assets and liabilities:
Accounts receivable	(2,461)	(675)
Prepaid expenses and other current assets	(467)	(2,222)
Accounts payable	(16)	173
Accrued expenses and other current liabilities	(3,246)	(2,141)
Deferred revenue	137	77
Net cash used in operating activities	(9,638)	(25,130)

Cash flows from investing activities
Additions of property, equipment, and software	(1,042)	(2,194)
Proceeds from sale of property and equipment	27	—
Net cash used in investing activities	(1,015)	(2,194)

Cash flows from financing activities
Proceeds from exercise of stock options	—	158
Proceeds from convertible promissory notes	—	29,374
Proceeds from business combination placed in escrow and restricted	—	39,032
Trust proceeds received from recapitalization at closing	—	582
Issuance of common stock under ESPP	168	—
Repurchase of common stock and settlement of forward purchase agreements	—	(31,303)
Transaction costs associated with recapitalization	—	(10,761)
Advances (repayments) of related party payables	1	(17)
Net cash provided by financing activities	169	27,065

Net decrease in cash, cash equivalents, and restricted cash	(10,484)	(259)
Cash, cash equivalents, and restricted cash, beginning of period	25,202	28,695
Cash, cash equivalents, and restricted cash, end of period	$14,718	$28,436

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash financing activities:
Stockholder contribution for debt issuance costs	$—	$924
Repurchase of common stock in other accrued expenses	—	360
Conversion of promissory notes into common stock	—	33,024
Issuance of forward share purchase agreements	—	14,170
Issuance of private warrants	—	3,916
Issuance of sponsor shares subject to earn-out conditions	—	6,867
Issuance of stockholder earn-out rights	—	26,131

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1 — Description of the Business and Merger

Description of the Business

Leafly Holdings, Inc. (“Leafly” or “the Company”) is an online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and current events. Leafly was incorporated in the state of Delaware on June 20, 2019 and is headquartered in Seattle, Washington.

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

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), Legacy Leafly is the accounting acquirer with the Merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Notes 13 and 18, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.0164 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Merger, have been retroactively restated using the conversion ratio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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
•
During the three months ended March 31, 2023, Leafly announced a second restructuring plan further seeking to reduce recurring costs and operating expenditures and identifying cost savings based on a reduction in force reflecting primarily one-time severance and other employee-related termination benefits incurred during the first quarter of 2023.

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. After considering all available evidence, Leafly’s management determined that, based on the cost reduction measures outlined in both actions above, Leafly’s current positive working capital will be sufficient to meet its capital requirements for a period of at least 12 months from the date that these September 30, 2023 financial statements are issued.

Reverse Stock Split

On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 12). To facilitate comparative analysis, all statements in this Quarterly Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the reverse stock split on a pro forma basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net (loss) income.

Seasonality

We may experience seasonality in our business, which we believe has moderate impacts on our overall revenue. In certain years, we've seen seasonal fluctuations that coincide with either federal holidays, generally in the fourth quarter, or industry holidays and events, generally in the spring. Our industry and business history is limited and therefore we cannot be certain that these are known trends or that other trends may develop.

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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2022 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2023 compared to our 2022 Annual Report.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

Management does not believe that there are any recently issued, but not yet effective, accounting standards that, if currently adopted, would have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$14,469	$24,594
Restricted cash	—	360
Restricted cash - long-term portion	249	248
	$14,718	$25,202

The restricted cash balance at December 31, 2022 included $360 of cash maintained in escrow related to Forward Share Purchase Agreements (“FPAs”). Effective August 1, 2022, the “FPA Holders” elected to have Leafly repurchase their remaining 154 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase and placed into treasury. The FPA Holders elected to have all but $360 disbursed from the escrow account and were able to claim the remainder any time until August 1, 2023. On July 11, 2023, Leafly returned $360 of restricted cash to the FPA Holders pursuant to the terms of the FPAs. Additional information regarding the FPAs is included in Notes 13 and 18.

NOTE 4 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2023	December 31, 2022

Prepaid subscriptions	$703	$916
Prepaid insurance	1,277	533
Other prepaid assets	186	272
Other current assets	173	71
Subtotal, current portion	2,339	1,792
Prepaid expenses, long-term portion	55	135
Total	$2,394	$1,927

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net of $3,409 and $3,298 as of September 30, 2023 and December 31, 2022, respectively, consisted of amounts due from customers less an allowance for doubtful accounts. For further information about revenue and deferred revenues, see Note 9.

The following table presents the allowance for doubtful accounts and the changes therein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance, beginning of period	$1,404	$1,469	$908	$1,848
Add: provision for doubtful accounts, net of recoveries	940	383	2,350	1,023
Less: write-offs	(944)	(894)	(1,858)	(1,913)
Balance, end of period	$1,400	$958	$1,400	$958

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	September 30, 2023	December 31, 2022

Furniture and equipment	$454	$740
Capitalized internal-use software	3,352	2,310
	3,806	3,050
Less: accumulated depreciation and amortization	(1,265)	(765)
	$2,541	$2,285

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Depreciation expense	$21	$37	$68	$135
Amortization of capitalized internal-use software	255	90	629	141
Total depreciation and amortization	$276	$127	$697	$276

During the nine months ended September 30, 2023, the Company disposed of equipment with a book value of $90 for $27, resulting in a loss on disposal of $63. During the three months ended September 30, 2023, the Company disposed of equipment with a book value of $88 for $16, resulting in a loss on disposal of $72.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022

Accrued bonuses	$922	$1,309
Other employee-related liabilities	1,068	2,403
Accrued interest	400	1,000
Other accrued expenses [1]	600	1,523
	$2,990	$6,235

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

Leases

The Company does not have any leases with an original term longer than 12 months as of September 30, 2023. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the staff (the “Staff”) of Nasdaq providing notification that the Company no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that the Company also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market, effective April 21, 2023, on the basis that the Company complied with the net income standard for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3). The transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, the Company received a letter from the Staff of the Nasdaq indicating that it did not meet the requirement to maintain a minimum bid price of $1 per share, which is imposed by Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market and by Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”) and that it had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of the Company not regaining compliance with the Bid Price Requirement, the Company received a letter from Nasdaq notifying it that the Company’s common stock would be subject to delisting from Nasdaq unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) and submitted a plan of compliance. The Company submitted a plan, and on May 23, 2023, the Panel approved it, giving the Company until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 12), and on September 29, 2023, the Company received formal notice from Nasdaq confirming that the Company regained compliance with the Bid Price Requirement, will continue to be listed and traded on the Nasdaq Capital Market and the listing matter was closed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 9 — Revenue and Contract Balances

The following table presents the Company's revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Advertising [1]	$10,386	$11,731	$32,126	$34,914
Other services [1]	197	50	381	337
	$10,583	$11,781	$32,507	$35,251

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

United States [1]	$10,155	$11,140	$31,213	$32,742
All other countries [1]	428	641	1,294	2,509
	$10,583	$11,781	$32,507	$35,251

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by state:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Arizona	20%	19%	20%	18%
California	12%	13%	12%	11%
Oregon	11%	10%	11%	10%

No other state comprised 10% or more of Leafly’s revenue during the nine months ended September 30, 2023 and 2022. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the nine months ended September 30, 2023 or 2022.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over Time [1]
Retail [2]	$9,266	$9,042	$27,576	$27,286
Brands [3]	929	1,758	3,571	5,067
	10,195	10,800	31,147	32,353
Point in time [1]
Brands [4]	388	981	1,360	2,898
	$10,583	$11,781	$32,507	$35,251

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.
2.
Revenues from subscription services and display ads.
3.
Revenues from brand profile subscriptions and digital media (including display ads and audience extension).
4.
Revenues from channel advertising (including direct to consumer email).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance, beginning of period	$2,017	$2,467	$1,958	$1,975
Add: net increase in current period contract liabilities	1,991	1,630	2,083	1,976
Less: revenue recognized from beginning balance	(1,913)	(2,045)	(1,946)	(1,899)
Balance, end of period	$2,095	$2,052	$2,095	$2,052

A majority of the deferred revenue balance as of September 30, 2023 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

NOTE 10 — Income Taxes

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2023 and 2022. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

The Company had net operating loss carryforwards (“NOLs”) for federal, state and foreign income tax purposes of approximately $85,430, $60,478 and $5,801, respectively, as of December 31, 2022. The Company's state NOL will begin to expire in 2039, and all of the Company's federal NOLs will last indefinitely.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use NOLs may be limited as prescribed under Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations under IRC Section 382 and similar state provisions.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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

The 2022 Notes are unsecured convertible senior notes due 2025. They are convertible at the option of the holders at any time before maturity at an initial conversion share price of $250.00 per $1,000 principal amount of 2022 Notes and per $1,000 of accrued but unpaid interest on any converted 2022 Notes. In addition, the Company may, at its election, force the conversion of the 2022 Notes on or after January 31, 2024, if the volume-weighted average trading price of the Company’s common stock exceeds $360.00 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days. The Company also has the option, on or after January 31, 2023 and prior to the 40th trading day immediately before the maturity date and subject to the holders’ ability to optionally convert, to redeem all or a portion of the 2022 Notes at a cash redemption price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. The holders of the 2022 Notes have the right to cause the Company to repurchase for cash all or a portion of the 2022 Notes held by such holder upon the occurrence of a “fundamental change” (as defined in the Note Purchase Agreement) or in connection with certain asset sales, in each case at a price equal to 100% of par plus accrued and unpaid interest, if any.

As of September 30, 2023, the net carrying amount of the 2022 Notes was $29,272, which includes unamortized issuance costs and debt discount of $728, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $27,000 as of September 30, 2023. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

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

On February 4, 2022, in connection with the Business Combination, the 2021 Notes were converted to approximately 206 shares of Leafly common stock at the conversion price of approximately $52.60, which was 80% of the implied price per share of common stock in the Business Combination. Upon closing of the Business Combination, the shares of common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

stock then converted to shares of common stock of the combined company using the conversion ratio of 0.0164, which was used for conversion of all Leafly securities.

NOTE 12 — Stockholders’ Deficit

Common Stock

Reverse Stock Split

On July 12, 2023, during the Company’s 2023 Annual Meeting of Stockholders, Leafly’s stockholders approved a proposal for a reverse stock split (the “Reverse Stock Split”) as part of the Company’s plan to regain compliance with the Bid Price Requirement under Nasdaq listing rules (Note 8). Effective September 12, 2023, the Company effected a one-for-twenty (1-for-20) Reverse Stock Split of its common stock. As a result of the Reverse Stock Split:

•
Every twenty (20) shares of common stock issued and outstanding were combined and converted into one (1) issued and outstanding share of common stock.
o
The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock, nor modify any voting rights of the common stock, which continues to trade on the Nasdaq Capital Market under its existing symbol “LFLY” on a split-adjusted basis.
o
All shares of common stock that were held by a stockholder were aggregated and converted at the 1-for-20 reverse split ratio subsequent to the Reverse Stock Split, and each fractional share held by a stockholder resulting from such aggregation and conversion was rounded up to the next whole share.
o
Leafly issued 34 shares in connection with the above criteria. No fractional shares were issued in connection with the Reverse Stock Split.
•
The Company’s public warrants continue to trade on the Nasdaq Capital Market under the existing symbol “LFLYW.”
o
All outstanding warrants have been adjusted in accordance with their terms, resulting in the number of shares issuable upon exercise of a warrant holder’s aggregate number of warrants, after adjustment, being rounded up to the nearest whole share and proportionate adjustments were made to the exercise price;
•
All outstanding convertible notes have been adjusted such that the conversion rate and the conversion price have been made proportionate with the 1-for-20 reverse split ratio in accordance with their terms.
•
Based on the 1-for-20 reverse split ratio, the number of shares of common stock issuable under the Company’s outstanding equity awards decreased proportionately, with any fractional shares rounded down to the nearest whole share, with a corresponding adjustment made to the exercise prices of outstanding option awards, rounded up to the nearest whole cent.
o
In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted based on the 1-for-20 reverse split ratio, such that fewer shares are available for issuance under our equity incentive plans.

To facilitate comparative analysis, all statements in this Quarterly Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the Reverse Stock Split on a pro forma basis.

Business Combination

The Consolidated Statements of Changes in Stockholders' Deficit reflect the reverse recapitalization on February 4, 2022, as discussed in Note 1. Since Legacy Leafly was determined to be the accounting acquirer in the Business Combination, all periods presented prior to consummation of the Business Combination reflect the historical activity and balances of Legacy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

Leafly (other than common and preferred stock and potentially issuable shares underlying stock options and convertible promissory notes, which have been retroactively restated).

On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly's capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock. In connection with the settlement of the FPAs (Note 13), approximately 1 shares of the Company’s common stock held by the Sponsor were canceled, according to an agreement between the Company and the Sponsor entered into upon execution of the FPAs.

As of September 30, 2023, Leafly's authorized capital stock consisted of:

•
200,000 shares of Leafly common stock, $0.0001 par value per share; and
•
5,000 shares of Leafly preferred stock, $0.0001 par value per share.

Sponsor Shares Subject to Earn-Out Conditions

In accordance with the Merger Agreement, upon closing of the Business Combination, 81 of the shares of the Company’s common stock held by the Sponsor were placed in escrow and subjected to earn-out conditions (“Escrow Shares”). Of these Escrow Shares, 50% will be released from escrow if and when the Company's common stock trades at or above $270.00 for 20 out of 30 consecutive trading days at any time during the two-year period following closing of the Business Combination, and the remaining 50% will be released from escrow if and when the Company's common stock trades at or above $310.00 for 20 out of 30 consecutive trading days at any time during the three-year period following closing of the Business Combination. In addition, all 81 Escrow Shares will be released upon a change in control.

We account for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. See Note 18 for additional information.

Treasury Stock

Effective August 1, 2022, the Company repurchased 154 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663, with $31,303 paid with restricted cash held in escrow at the time and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2022. These repurchases were in settlement of the FPAs. See Notes 3 and 13 for additional information.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 271 shares of common stock (the “Rights”) if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination. We will account for the Rights as derivative liabilities, which we will remeasure to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings. See Note 18 for additional information.

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 136 shares will be issued if and when:

•
revenue for the year ended December 31, 2022 equaled or exceeded $65,000 (“first revenue target”, which was not met), or

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $270.00 (“first target price”) during the two-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “first target period”), or
•
a change of control occurs within the first target period at the first target price or higher, or
•
a pro rata portion of 136 shares (50%) if the revenue during the first target period meets or exceeds 90% of the first revenue target.

Second Tranche

Up to 136 shares will be issued if and when:

•
revenue for the year ending December 31, 2023 equals or exceeds $101,000 (“second revenue target”), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $310.00 (“second target price”) during the three-year period beginning on the trading day after the closing date of the Business Combination (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “second target period”), or
•
a change of control occurs within the second target period at the second target price or higher, or
•
a pro rata portion of 136 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target.

If the second revenue target or second target price is met in full, the respective first revenue target or first target price, as applicable, will be deemed to have been met as well if it had not been met during the first target period.

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of September 30, 2023 or December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 13 — Warrants and Forward Share Purchase Agreements

Public Warrants

At each of September 30, 2023 and December 31, 2022, there were 6,501 warrants outstanding to purchase an aggregate of 325 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

Notwithstanding the foregoing, during any period when the Company shall have failed to maintain an effective registration statement, warrant holders may exercise their Public Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.20 per warrant;
•
upon not less than 30 days’ prior written notice of redemption;
•
if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $360.00 per share for any 20 trading days within a 30-trading day period commencing after the warrants became exercisable and ending on the third business day prior to the notice of redemption to the warrant holders; and
•
if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants

At each of September 30, 2023 and December 31, 2022, there were 3,950 warrants outstanding to purchase an aggregate of 198 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

We account for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings. See Note 18 for additional information.

Forward Share Purchase Agreements

In December 2021 and January 2022, the Company entered into four separate FPAs with the FPA Holders. The FPAs allowed the FPA Holders to sell and transfer common stock held by such holders, not to exceed a total of 200 shares in aggregate, to the Company in exchange for cash. The price to be paid by the Company was initially $203.20 per share for up to 130 shares and $200.20 per share for up to 70 shares. As required by the FPAs, $39,032 of cash was placed into escrow upon closing of the Business Combination, to be used for the share purchases. If the FPAs were not exercised by the FPA Holders within their terms of three months post-Business Combination closing, the associated funds were to be released from escrow to the Company. We account for the FPAs as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

On May 3, 2022, Leafly and the FPA Holders entered into amendments to the FPAs (the “Amended FPAs”). The Amended FPAs modified the price at which the applicable FPA Holder has the right, but not the obligation, to have Leafly repurchase certain shares held by the applicable FPA Holder as of the closing of the Business Combination and not later sold into the market at a price of $203.20 per share (with respect to 34 of the shares subject to the Amended FPAs) and $206.20 per share (with respect to 120 of the shares subject to the Amended FPAs). The Amended FPAs also modified the date by which such FPA Holders could elect to have Leafly repurchase their shares to August 1, 2022. In connection with the Amended FPAs, certain amendments were also made to the escrow agreements in respect of the escrow accounts.

During the year ended December 31, 2022, a total of $8,089 was released from the escrow accounts due to certain FPA Holders selling shares in the open market, which was accordingly reclassified on the Company's balance sheet from restricted cash to cash.

Effective August 1, 2022, the FPA Holders elected to have Leafly repurchase their remaining 154 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly's outstanding shares effective as of the date of purchase, and placed into treasury. The FPA Holders elected to have all but $360 disbursed from the escrow account and were able to claim the remainder any time until August 1, 2023. On July 11, 2023, Leafly returned $360 of restricted cash to the FPA Holders pursuant to the terms of the FPAs (Note 3). Also, in connection with the settlement, approximately 1 shares of the Company’s common stock held by the Sponsor were canceled, according to an agreement between the Company and the Sponsor entered into upon execution of the FPAs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 14 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the nine months ended September 30, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2023, 221 shares of common stock were available for issuance under the 2021 Plan and 49 remained available at September 30, 2023.

2022 Awards

In August 2022 and October 2022, the Company granted stock options to purchase an aggregate of approximately 5 shares of common stock at a weighted-average exercise price of $39.60 per share and granted an aggregate of 128 restricted stock units (“RSUs”) and performance stock units (”PSUs”). Of the PSUs granted, 34 were market-based awards made to executives with a grant date fair value of $0.80 per share with vesting based on achievement of a $1.0 billion market cap by February 4, 2026, and 7 were performance awards made to executives with a grant date fair value of $16.20 per share with vesting based in part on achievement of a fiscal year 2022 adjusted EBITDA target, as defined in the award agreements, which was achieved. Prior to such grants, no grants had been made under the 2021 Plan. On March 13, 2023, the Company approved the vesting of 7 PSUs awarded in 2022, which vested based on the achievement of the Company’s 2022 adjusted EBITDA target, on March 13, 2023.

2023 Awards

The Company granted 32 annual incentive plan RSUs on March 14, 2023, which vested over four months.

On July 25, 2023, the Company granted: 126 service-based RSUs to employees, which are scheduled to vest over a two-year period from the initial vest date; 33 RSUs to non-employee Board members, which vested in full on August 20, 2023; and 24 PSUs to senior management, with vesting contingent upon the Company meeting certain fiscal year 2023 financial performance metrics, as specified in the award agreements.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the nine months ended September 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

Stock option activity under the 2021 Plan for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	5	$39.52	$—	9.61
Forfeited or expired	—	32.08
Outstanding at March 31, 2023	5	$39.55	$—	9.38
Forfeited or expired	—	38.31
Outstanding at June 30, 2023	5	$39.56	$—	9.14
Forfeited or expired	—	16.26
Outstanding at September 30, 2023	5	$39.58	$—	8.88

Vested and exercisable	2	$39.56	$—	8.87

As of September 30, 2023, there was $68 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average period of 2.61 years.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2023	103	$25.92
Granted	32	9.65	$305
Vested	(18)	18.79	$188
Forfeited	(24)	20.07
Unvested at March 31, 2023	93	17.81
Vested	(26)	11.88	$199
Forfeited	(17)	18.61
Unvested at June 30, 2023	50	20.69
Granted	181	6.20	$1,128
Vested	(48)	7.52	$323
Forfeited	(1)	9.18
Unvested at September 30, 2023	182	$9.77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

As of September 30, 2023, there was $1,432 total unrecognized compensation cost related to unvested RSUs and $72 total unrecognized compensation cost related to performance and market-based PSUs granted under the 2021 Plan. The total cost is expected to be recognized over a weighted-average period of 1.94 years.

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

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	172	$32.06
Exercised	—	8.00
Forfeited or expired	(22)	27.97
Outstanding at March 31, 2023	150	32.68
Forfeited or expired	(26)	25.50
Outstanding at June 30, 2023	124	34.17
Forfeited or expired	(7)	31.57
Outstanding at September 30, 2023 [1]	117	$34.29	$8	4.90

Vested and exercisable	53	$26.91	$8	5.98

1.
Includes 64 and 53 awards accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026.

As of September 30, 2023, there was: (i) $363 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.63 years; and (ii) $585 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.57 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan, the 2018 Plan and the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales and marketing	$94	$77	$230	$137
Product development	141	86	347	123
General and administrative	762	608	1,658	2,899
	$997	$771	$2,235	$3,159

2022 Option Modification

Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 under the 2018 Plan to our Chief Executive Officer to purchase 146 shares of common stock were modified, and a corresponding charge of $1,366 was recorded during the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital.

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2023, 55 shares of common stock were available for issuance under the ESPP and 35 remained available at September 30, 2023. On March 15, 2023, eligible employees purchased 14 shares for a total purchase price of $120. On September 15, 2023, eligible employees purchased 6 shares for a total purchase price of $49. The Company's current offering period runs from September 16, 2023 through March 15, 2024. Stock-based compensation expense includes $11 and $78 related to the ESPP for the three and nine months ended September 30, 2023 and $12 for both the three and nine months ended September 30, 2022.

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 29 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the closing of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of September 30, 2023.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

401(k) matching contributions	$134	$225	$520	$684

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid during the first quarter of 2023.

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, a member of the Company’s Board of Directors, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee is providing the Company with certain consultancy services related to the Company’s business strategies.

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

The Company considers its preferred stock to be participating securities. As of September 30, 2023 and September 30, 2022, the Company had 81 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 12 for additional information). Net (loss) income is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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

The following table presents the computation of basic and diluted net (loss) income per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(2,210)	$15,454	$(9,043)	$10,837
Income impact of FPAs	—	(3,939)	—	(346)
Income impact of convertible promissory notes	—	600	—	—
Total undistributed (loss) income	$(2,210)	$12,115	$(9,043)	$10,491

Weighted average shares outstanding	2,011	1,779	1,974	1,763
Dilutive effect of FPAs	—	177	—	57
Dilutive effect of convertible promissory notes	—	124	—	—
Dilutive effect of stock-based awards	—	69	—	104
Common stock and common stock equivalents	2,011	2,149	1,974	1,924

Basic net (loss) income per share	$(1.10)	$8.69	$(4.58)	$6.15
Diluted net (loss) income per share	$(1.10)	$5.64	$(4.58)	$5.45

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive (with figures recast using the conversion ratio for the Business Combination, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Shares subject to warrants	523	523	523	523
Shares subject to convertible promissory notes	124	—	124	121
Shares subject to ESPP	13	14	11	14
Escrow Shares	81	81	81	81
Shares subject to outstanding common stock options, RSUs and PSUs	285	56	240	56
Shares subject to stockholder earn-out rights	271	271	271	271
	1,297	945	1,250	1,066

See Note 11 for additional information regarding convertible promissory notes, Note 12 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 13 for additional information regarding warrants, and Note 14 for additional information regarding stock options, RSUs and PSUs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

NOTE 17 — Segment Reporting

Segment revenue and gross profit were as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Retail	$9,266	$9,042	$27,576	$27,286
Brands	1,317	2,739	4,931	7,965
Total revenue	$10,583	$11,781	$32,507	$35,251

Gross profit:
Retail	$8,234	$7,916	$24,374	$23,975
Brands	1,186	2,350	4,386	6,865
Total gross profit	$9,420	$10,266	$28,760	$30,840

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

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

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy level of the valuation inputs the Company utilized to determine such fair value:

		Fair Value at					Change in Fair Value of Derivatives
Description	Level	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022	June 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Private Warrants derivative liability	3	$113	$121	$182	$662	$3,693	$8	$3,031	$69	$3,254
Forward share purchase agreements derivative liability [1]	3	—	—	—	—	17,763	—	3,940	—	346
Escrow Shares derivative liability	3	5	6	52	47	3,481	1	3,434	47	6,821
Stockholder earn-out rights derivative liability	3	25	30	204	288	12,147	5	11,859	179	25,843
Total		$143	$157	$438	$997	$37,084	$14	$22,264	$295	$36,264

1.
The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:

Private Warrants Derivative Liability

The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Exercise price	$230.00	$230.00	$230.00	$230.00	$230.00
Stock price	$6.42	$5.80	$13.00	$13.60	$90.00
Volatility	99.9%	99.9%	75.0%	98.0%	51.6%
Term (in years)	3.35	3.60	4.09	4.34	4.59
Risk-free rate	4.7%	4.5%	4.1%	4.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

Forward Share Purchase Agreements Derivative Liability

The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

June 30, 2022
Exercise price - one agreement	$206.20
Exercise price - three agreements	$203.20
Stock price	$90.00
Volatility	70.4%
Term (in years)	0.09
Risk-free rate	1.3%
Dividend yield	0.0%

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

Escrow Shares Derivative Liability

The Escrow Shares derivative liability was calculated using a Monte Carlo simulation and the following Level 3 inputs:

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022	June 30, 2022
First stock price trigger	$270.00	$270.00	$270.00	$270.00	$270.00
Second stock price trigger	$310.00	$310.00	$310.00	$310.00	$310.00
Stock price	$6.42	$5.80	$13.00	$13.60	$90.00
Volatility	98.6%	98.6%	86.0%	79.0%	68.0%
Term (in years)	1.35	1.60	2.09	2.34	2.59
Risk-free rate	5.4%	5.1%	4.4%	4.2%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability

The stockholder earn-out rights were valued using a Monte Carlo simulation and the following Level 3 inputs:

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022	June 30, 2022
First stock price trigger	$270.00	$270.00	$270.00	$270.00	$270.00
Second stock price trigger	$310.00	$310.00	$310.00	$310.00	$310.00
First revenue trigger	$65,000	$65,000	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000	$101,000	$101,000
Stock price	$6.42	$5.80	$13.00	$13.60	$90.00
Base year revenue assumption	$42,000	$44,000	$48,000	$47,500	$49,500
Volatility	98.6%	98.6%	86.0%	79.0%	68.0%
Term (in years)	1.35	1.60	2.09	2.34	2.59
Risk-free rate	5.4%	5.1%	4.4%	4.2%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The revenue assumption input relates to projected revenue for fiscal year 2022 (for the periods ended September 30, 2022 and June 30, 2022) and fiscal year 2023 (for the periods ended September 30, 2023 and June 30, 2023) and represents the midpoint of revenue guidance the Company provided in the respective periods. The volatility input was calculated using a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except per share amounts)

weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in our 2022 Annual Report and our 2023 10-Qs.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 137 total employees, including 132 in the U.S. and 5 in Canada as of September 30, 2023.

Leafly is one of the cannabis industry’s leading marketplaces for brands and retailers to reach one of the largest audiences of consumers interested in cannabis. Our platform includes educational information, strains data, and lifestyle content, enabling consumers to use Leafly’s content library to have an informed shopping experience. Leafly reduces the friction caused by fragmented regulation of cannabis across North America by offering a compliant digital marketplace that connects cannabis consumers with legal and licensed retailers and brands nearest them.

Leafly allows each shopper to tailor their journey, by selecting the store, brand, and cannabis form-factor that appeals to them. Once that shopper builds a basket and is ready to order, our non-plant-touching business model sends that order reservation to the store for payment and fulfillment. By matching stores and shoppers, we deliver value to all constituencies. We monetize our platform primarily through the sale of subscription packages, bundling e-commerce software and advertising solutions, as well as non-subscription-based advertising to retailers and brands.

Significant Events

Reverse Stock Split

On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 12). To facilitate comparative analysis, all statements in this Quarterly Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the reverse stock split on a pro forma basis.

Content Shift

During the first half of 2023, in conjunction with our reductions in staffing and cost cutting (see “Reductions in Force” below), Leafly began its transition from a news-centric platform to a marketplace platform. In this “content shift,” we changed our focus from a content-driven approach to one intended to maximize consumer demand for our retailer customers by attracting visitors who are more likely to order from our retailers. Leafly has enhanced its deal types, delivery options and created deeper search capabilities intended to drive conversion to sales back to retailers and brands. Our strategy is to focus on key and emerging retailer and brand accounts by strongly aligning our sales and marketing resources with their needs. In addition, at the end of the second quarter, we implemented select pricing increases, pass-throughs of certain costs and annual subscription agreements in select markets. As expected, we experienced and continue to experience some slowing of our revenue growth as our team was focused on process change, which will likely continue into the fourth quarter of 2023.

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

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns. By coupling cost savings with our strategic content shift, we believe Leafly will be better situated to become profitable in future periods.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended September 30,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	4,466	5,637	(1,171)	-21%
Retailer ARPA[2]	$644	$556	$88	16%

	Nine Months Ended September 30,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	4,466	5,637	(1,171)	-21%
Retailer ARPA[2]	$585	$570	$15	3%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

The 21% decline in year-over-year ending retail accounts for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily related to customer budget constraints and Leafly’s removal of non-paying customers.

The 16% increase in ARPA for the three months ended September 30, 2023, compared to the same period in 2022 was primarily the result of the roll-out of new rate cards and churn of lower ARPA accounts. The 3% increase in ARPA for the nine months ended September 30, 2023, compared to the same period in 2022 was due largely to previously implemented pricing increases and the lower retail account base.

Revenue

We generate our revenue through the sale of online advertising and online order reservation enablement on the Leafly platform for suppliers in our Retail and Brands segments. Within our Retail segment, we monetize our multi-sided retail marketplace through monthly subscriptions that enable retailers to advertise to and acquire potential shoppers. Our solutions allow retailers, where legally permissible, to accept online orders from shoppers who visit Leafly.com or use a Leafly-powered online order reservation solution, including our iOS app. Within our Brands segment, our revenue is derived by creating custom advertising campaigns for both small and large brands that target Leafly’s broad and diverse audience and offering brands profile listings on our platform, which are sold on a monthly recurring subscription or annual basis. Advertising opportunities include on-site digital display, native placements, email, branded content, and off-site audience extension. Leafly’s advertising partners span a variety of verticals including hardware and accessories, THC-infused products, hemp, CBD, and seed.

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$9,266	$9,042	$224	2%
Brands	1,317	2,739	(1,422)	-52%
Total revenue	$10,583	$11,781	$(1,198)	-10%

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$27,576	$27,286	$290	1%
Brands	4,931	7,965	(3,034)	-38%
Total revenue	$32,507	$35,251	$(2,744)	-8%

Retail

Retail subscriptions revenue increased $140 due to the price increase and other revenues increased $127, partially offset by a $43 decrease in digital display ads for the three months ended September 30, 2023 as compared to the same period in 2022. Digital media display ads revenue declines were due to decreased volume of display ads sold. For the three months ended September 30, 2023, the increase in retail subscription revenue as compared to the same period in 2022 was primarily due to the price increase implemented during the second quarter of 2023.

Retail subscriptions revenue decreased $380, more than offset by a $478 increase in digital display ads and other revenues of $192, driving a slight increase in retail revenue for the nine months ended September 30, 2023 as compared to the same period in 2022. Digital media display ads revenue growth was caused by increased volume of display ads sold. For the nine months ended September 30, 2023, the decrease in retail subscription revenue as compared to the same period in 2022 was primarily due to customer churn and marketplace dynamics which offset the favorable impact of the price increase in the third quarter.

Brands

Macro challenges, including changes in state regulatory provisions, have put overall pressure on the cannabis industry which has impacted our brand advertising business. For the three months ended September 30, 2023 as compared to the same period in 2022, Brands revenue decreased $1,422, due primarily to a direct-to-consumer marketing revenue decrease of $532, a reduction in display ads of $598 and a branded content decrease of $211.

For the nine months ended September 30, 2023 as compared to the same period in 2022, Brands revenue decreased $3,034, due primarily to direct-to-consumer marketing revenue decrease of $1,094, a reduction in display ads of $1,091 and a branded content decrease of $609.

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

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Cost of sales: [1]
Retail	$1,032	$1,126	$(94)	-8%
Brands	131	389	(258)	-66%
Total cost of sales	$1,163	$1,515	$(352)	-23%

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Cost of sales: [1]
Retail	$3,202	$3,311	$(109)	-3%
Brands	545	1,100	(555)	-50%
Total cost of sales	$3,747	$4,411	$(664)	-15%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs as described below.

For the three months ended September 30, 2023 as compared to the same period in 2022, retail cost of revenue decreased $94 due to a reduction in labor allocation costs of $75 and a decrease in business platform and merchant processing costs of $44, partially offset by increased website infrastructure costs of $25.

For the nine months ended September 30, 2023 as compared to the same period in 2022, retail cost of revenue decreased $109 due to decreased website infrastructure costs of $12 and labor allocation costs of $185, partially offset by an $88 increase in business platform and merchant processing costs.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency as described below.

Brands cost of revenue decreased $258 for the three months ended September 30, 2023 as compared to the same period in 2022, of which $179 corresponds to decreased associated revenue. Brands cost of revenue also decreased $79 for the three months ended September 30, 2023 as compared to the same period in 2022, due to reduced labor allocation costs.

Brands cost of revenue decreased $555 for the nine months ended September 30, 2023 as compared to the same period in 2022, of which $408 corresponds to decreased associated revenue. Brands cost of revenue also decreased $147 for the nine months ended September 30, 2023 as compared to the same period in 2022, due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the two reductions in force and cost reduction activities discussed above.

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,563	$6,403	$(3,840)	-60%
Product development	2,533	3,406	(873)	-26%
General and administrative	5,799	6,489	(690)	-11%
Total operating expenses	$10,895	$16,298	$(5,403)	-33%

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$10,326	$21,529	$(11,203)	-52%
Product development	8,133	10,927	(2,794)	-26%
General and administrative	17,475	20,730	(3,255)	-16%
Total operating expenses	$35,934	$53,186	$(17,252)	-32%

Sales and Marketing

Sales and marketing expenses decreased $3,840 for the three months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $2,875 decrease in compensation costs;
•
a $647 reduction in advertising and marketing spending;
•
a $151 decline in professional services; and
•
a $167 reduction in other costs.

Sales and marketing expenses decreased $11,203 for the nine months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $6,394 decrease in compensation costs;
•
a $3,815 reduction in advertising and marketing spending;
•
a $594 reduction in professional services; and
•
a $400 reduction in other costs.

Product Development

Product development expenses decreased $873 for the three months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $695 decrease in compensation costs (or $1,113 excluding capitalized costs). Product development expenses are reported net of $239 and $657 of costs capitalized to internal-use software for the three months ended September 30, 2023 and 2022, respectively;
•
a $268 reduction in professional services; and
•
a $64 reduction in other costs; partially offset by:
•
a $154 increase in depreciation expense primarily related to capitalized internal use software.

Product development expenses decreased $2,794 for the nine months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $1,972 decrease in compensation costs (or $3,124 excluding capitalized costs). Product development expenses are reported net of $1,042 and $2,194 of costs capitalized to internal-use software for the nine months ended September 30, 2023 and 2022, respectively;
•
a $1,142 reduction in professional services; and
•
a $138 reduction in other costs; partially offset by:
•
a $458 increase in depreciation expense primarily related to capitalized internal use software.

General and Administrative

General and administrative expenses decreased $690 for the three months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $419 decrease in professional services primarily related to regulatory filings; and
•
a $609 reduction in insurance; partially offset by:
•
a $97 increase in compensation costs; and
•
a $241 increase in other costs.

General and administrative expenses decreased $3,255 for the nine months ended September 30, 2023 as compared to the same period in 2022 due to:

•
a $1,900 decrease in compensation costs, including a $1,241 decrease in stock-based compensation expense, which was attributable to the modification of awards in the first quarter of 2022 (Note 14);
•
a $1,222 reduction in insurance;
•
an $872 decline in other costs; and
•
a $588 decrease in professional services; partially offset by:
•
a $1,327 increase in bad debts expense due to slowing collections in the current year period.

Other Income and Expense

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(720)	$(705)	$(15)	2%
Change in fair value of derivatives	14	22,264	(22,250)	nm
Other expense, net	(29)	(73)	44	nm
Total other income (expense)	$(735)	$21,486	$(22,221)	nm

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(2,157)	$(2,119)	$(38)	2%
Change in fair value of derivatives	295	36,264	(35,969)	nm
Other expense, net	(7)	(962)	955	nm
Total other income (expense)	$(1,869)	$33,183	$(35,052)	nm

1.
An “nm” reference means the percentage is not meaningful.

Interest expense for the three and nine months ended September 30, 2023 was similar to that of the same period in 2022.

The change in fair value of derivatives for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was due to the recognition of derivatives in connection with the Business Combination and changes in their valuations, which were primarily driven by the decline in Leafly’s stock price during the 2022 periods. See Note 18 to our consolidated financial statements within this Quarterly Report for details on the valuations and the fair value changes in the periods presented.

Other expense, net decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 was due primarily to $874 of costs incurred in connection with the Business Combination during 2022, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis.

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

We present EBITDA and Adjusted EBITDA because these metrics are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

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

A reconciliation of net (loss) income to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(2,210)	$15,454	$(9,043)	$10,837
Interest expense, net	720	705	2,157	2,119
Depreciation and amortization expense	276	127	697	276
EBITDA	(1,214)	16,286	(6,189)	13,232
Stock-based compensation	997	771	2,235	3,159
Transaction expenses allocated to derivatives and reverse stock split	55	—	55	874
Severance costs	—	—	754	—
Change in fair value of derivatives	(14)	(22,264)	(295)	(36,264)
Adjusted EBITDA	$(176)	$(5,207)	$(3,440)	$(18,999)

The decrease in EBITDA for the three and nine months ended September 30, 2023 versus the same periods in 2022 is primarily due to the change in fair value of derivatives in 2022 as a result of the decline in Leafly’s stock price. See Note 18 to our consolidated financial statements within this Quarterly Report for more information regarding the fair value of derivatives. The increase in Adjusted EBITDA for the three and nine months ended September 30, 2023 versus the same periods in 2022 reflects the cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $14,718 and $25,202 as of September 30, 2023 and December 31, 2022, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company utilized a total of $10,484 of cash to fund: cash operating losses of approximately $3,585; changes in current assets and liabilities of $6,053; and investing activities (primarily capitalized software costs) of $1,015. The changes in current assets and liabilities during the nine months ended September 30, 2023 included reductions in accrued expenses of $3,246 primarily related to the payment of 2022 bonuses and accrued interest as well as the change in accounts receivable of $2,461, and the change in prepaid expenses and other current assets of $467 related to the payment of directors and officers insurance. Of the $10,484 of cash used in the nine months ended September 30, 2023, only $845 was expended during the second and third quarters, reflecting our concerted efforts to become cash flow positive.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

As compared to the nine months ended September 30, 2022, cash used in operations decreased by $15,492 to $9,638 for the nine months ended September 30, 2023, mainly due to decreased net loss from operations as a result of the reductions in force and the cost cutting measures employed in 2022 and 2023. See discussions under “— Significant Events” and “— Results of Operations” above for more information. Cash used in investing activities decreased $1,179 to $1,015 primarily due to lower software capitalization in the current year. Cash and restricted cash provided by financing decreased $26,896 over this same period to $169 for the nine months ended September 30, 2023, primarily due to proceeds from the convertible promissory notes and the closing of the Business Combination in 2022. See Notes 1, 12, and 13 to our consolidated financial statements within this Quarterly Report for more information.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at September 30, 2023 is expected to be recognized in the near term. See Note 9 to our consolidated financial statements within this Quarterly Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay the operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. In addition, we are obligated to pay any convertible notes when they come due on January 31, 2025 that do not ultimately convert to equity. See Note 11 to our consolidated financial statements within this Quarterly Report for more information.

Liquidity and Capital Resources

We primarily fund our operations and capital expenditures through cash flows generated by operations and our cash, cash equivalents and restricted cash on hand. Our principal liquidity needs in the “near-term” (within the next twelve months) include the direct costs associated with revenues earned, operating expenses, payment of interest on the 2022 Notes and tax payments. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

To the extent existing sources of liquidity are not sufficient to fund future activities, meet our payment obligations under the 2022 Notes or pursue strategic opportunities, we may need to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. Any additional equity financing may be dilutive to stockholders. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or pursuing certain business opportunities. There can be no assurance that, if needed, we will be able to obtain additional or adequate financing or to refinance or restructure our indebtedness on terms favorable to us, if at all. See, Part I, Item 1A Risk Factors in our 2022 Annual Report under the headings “— We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.” and “— Risks Relating to our Indebtedness”.

Going Concern Assessment

Leafly has incurred operating losses since its inception and had an accumulated deficit of $73,743 and $64,700 at September 30, 2023 and December 31, 2022, respectively.

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

•
During the fourth quarter of the year ended December 31, 2022, we implemented a restructuring plan, including a reduction in force of approximately 56 persons and other cost cutting measures, with an estimated expected annual cash savings of approximately $16,000 upon implementation. These cost-cutting measures are expected to allow the Company to prioritize growth opportunities, realign its expense structure, and preserve capital while strengthening its financial position. The cash cost for this initiative was $492 reflecting primarily one-time severance and other employee-related termination benefits incurred during the fourth quarter of 2022.
•
On March 16, 2023, we announced a second restructuring plan further reducing recurring costs and operating expenditures and identifying cost savings that we expect to result in an estimated annual cash savings of an additional $8,000 upon implementation based on a reduction of an additional 40 personnel at a cash cost of $754 recognized in the first quarter of 2023.

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. We are closely monitoring and reducing operating expenses where we are able to, while ensuring the trajectory and viability of the business remains intact. After considering all available evidence, we determined that, based on both of our cost reduction measures, our current positive working capital of $13,523 as of September 30, 2023 will be sufficient to meet our capital requirements for a period of at least twelve months from the date that our September 30, 2023 financial statements are issued. We believe our restructuring plans alleviate the substantial doubt about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 11 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes.

We believe that our capital resources are sufficient to fund our operations for at least the following 12 months.

Nasdaq Notifications of Noncompliance

On November 2, 2022, we received a letter from the Staff of Nasdaq indicating that the Company did not meet the Nasdaq’s Bid Price Requirement and that we had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of the Company failing to regain compliance with the Bid Price Requirement, we received a letter from Nasdaq notifying us that the Company’s common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before the Panel and submitted a plan of compliance. We submitted a plan and on May 23, 2023, the Panel approved it, giving us until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 29, 2023, we received formal notice from Nasdaq (“Compliance Notice”) confirming that the Company regained compliance with the Bid Price Requirement, will continue to be listed and traded on the Nasdaq Capital Market and the listing matter was closed. As of the date of the Compliance Notice, we met the net income from continuing operations listing standards applicable to companies listed on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a) and 5550(b)(3) (Note 8). However, we can give no assurance that we will be able to satisfy the applicable Nasdaq listing standards in the future. See Part II, Item 1A Risk Factors in this Quarterly Report under the heading“— Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

We believe there have been no material changes to the items that we disclosed as our critical accounting estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.

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

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2022 Annual Report and in Part II, Item 1A of our Q1 and Q2 2023 10-Qs. As of the date of this report, other than as set forth below, we are not aware of any material changes in the risk factors disclosed in our 2022 Annual Report or in our Q1 and Q2 2023 10-Qs. You should carefully consider the risks and uncertainties described herein and in our 2022 Annual Report and Q1 and Q2 2023 10-Qs, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2022 Annual Report and Q1 and Q2 2023 10-Qs are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Our shares of common stock are listed on Nasdaq, but we cannot guarantee that we will be able to satisfy the applicable listing standards going forward.

Nasdaq requires listed companies to comply with certain standards to remain listed. While we believe we currently comply with applicable Nasdaq listing standards, we recently were out of compliance and would have been subject to delisting if we were unable to cure the deficiencies. On October 28, 2022, the Company received a letter from the Staff of Nasdaq providing notification that the Company no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that the Company also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market, effective April 21, 2023, on the basis that the Company complied with the net income standard for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3). The transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, the Company received a letter from the Staff of Nasdaq indicating that it did not meet the requirement to maintain a minimum bid price of $1 per share, as required by the Bid Price Requirement and that it had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of the Company not regaining compliance with the Bid Price Requirement, the Company received a letter from Nasdaq notifying it that the Company’s common stock would be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Panel and submitted a plan of compliance. On May 23, 2023, the Panel approved the Company’s plan of compliance, giving the Company until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 12), and on September 29, 2023, the Company received the Compliance Notice from Nasdaq confirming that the Company regained compliance with the Bid Price Requirement, will continue to be listed and traded on the Nasdaq Capital Market, and the listing matter was closed.

As of the date of the Compliance Notice, we met the net income from continuing operations listing standards applicable to companies listed on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a) and 5550(b)(3). However, we can give no assurance that we will be able to satisfy the applicable Nasdaq listing standards in the future. If we are delisted from the Nasdaq Capital Market, we may not qualify for listing on another national securities exchange. Accordingly, delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume of our stock could decline. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock and/or warrants, if delisted from Nasdaq, will be listed on another securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors which may further limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Item 6. EXHIBITS.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Certificate of Amendment	8.K	09/08/23	3.1	09/11/23

10.1	+	Form of Executive Severance Agreement	8-K	07/28/23	10.1	07/28/23

10.2	* +	Form of Amended and Restated 2022 PSU Award Agreement

31.1	*

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

32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer of Leafly pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema Document

101.CAL	****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	****	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	****	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	***	Cover Page Interactive Data File

*	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith.
#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2023.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer