Form 10-K
period 2023-12-31
Leafly Holdings, Inc. /DE
filed 2024-04-01
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-39119

_____________________________

Leafly Holdings, Inc.

(Exact name of registrant as specified in its charter)

_____________________________

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 Cherry Street, PMB 88154 Seattle, Washington	98104-2205
(Address of principal executive offices)	(Zip Code)

(206) 455-9504

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	LFLY	The Nasdaq Stock Market LLC
Warrants, exercisable for shares of common stock at an exercise price of $230.00 per share	LFLYW	The Nasdaq Stock Market LLC

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

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $11.0 million.

Registrant had 2,301,495 shares of Common Stock ($0.0001 par value) outstanding as of March 20, 2024.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report regarding Leafly Holdings, Inc.’s (referred to herein as, “Leafly” or the “Company” or “we”, “our” or “us”) future financial performance, strategy, operations, operating results, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may appear throughout this Annual Report, including in the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Cybersecurity” (Part I, Item 1C), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7), and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A). Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “plan,” “will,” “could,” “should,” “predict,” “potential,” “can,” “likely,” “designed,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

•
discuss future expectations; or
•
contain projections of future results of operations or financial condition; or
•
state other “forward-looking” information.

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

These examples include:

•
the Company’s inability to raise sufficient capital or financing in the future to execute its business plan and pay its debt and other obligations when due;
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

•
the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law (under which cannabis is illegal) and slower legalization efforts at the state level; and
•
factors relating to the business, operations and financial performance of the Company and its subsidiaries.

Item 1. BUSINESS

Mission

Leafly’s mission is to help people discover cannabis. We endeavor to serve as the world’s most trusted destination to discover and shop for cannabis, where legal. The Company was founded in 2010 with the objective to demystify cannabis, a product that lived in the shadows through decades of prohibition. Tens of millions of unique visitors access Leafly each year to learn more about legal cannabis, discover what products are right for them, and to shop with regulation-compliant local businesses. Through helping people navigate their cannabis journey, Leafly helps millions of consumers discover the benefits of cannabis.

Business Description

Leafly began as a platform to provide consumers with trusted cannabis information. Since then, Leafly has evolved into a content-first, community-driven, multi-sided marketplace that connects consumers to cannabis brands and licensed retailers. We offer cannabis retailers and brands subscription-based marketplace listings that provide our broad-based cannabis audience with information, reviews, menus, and ordering and delivery options through legal retailers. Our audience — which was over 70 million in 2023 — chooses Leafly for our unique, original content and data.

Our Markets

As of December 31, 2023, 40 U.S. states and the District of Columbia have legalized cannabis for medical use, of which 24 states and the District of Columbia have further legalized cannabis for adult-use. Cannabis is a Schedule I substance under the Controlled Substances Act and is illegal under U.S. federal law. In 2013, Canada legalized the commercial production and sale of medical cannabis, and in 2018 it legalized the commercial production and sale of adult-use cannabis. Several dozen other countries, including Germany, Australia, Mexico and Jamaica, permit cannabis use in some form. Leafly generates revenue in nearly all U.S. states where cannabis is legal for medical and/or adult-use and across Canada. As a content-led marketplace, we have an audience in all 50 states and almost every country where consumers have an interest in cannabis and are able to access our information platform.

Support for cannabis legalization in the U.S. remains strong, with recent polls from Gallup showing 70% support for legalizing cannabis across the country. The support is bipartisan, as evidenced by the States Reform Act by Republican members of Congress, the House's approval of the Marijuana Opportunity and Reinvestment Act, the introduction of the Cannabis Administration and Opportunity Act by Senate Majority Leader Chuck Schumer, and the passage of the Medical Marijuana and Cannabidiol Research Expansion Act after receiving bipartisan support. At the state level, efforts to end prohibition continue to make progress, with New Jersey being the latest to prepare for the launch of adult-use sales, in addition to recent license issuances expanding the medical market in the state.

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

Projected Growth of the Cannabis Market

The consistent growth of the U.S. legal cannabis industry in recent years is expected to continue. In 2021, Whitney Economics projected that the industry would double between 2020 and 2025, and the Pew Research Center reported that a majority of U.S. adults support having legal access to medical and/or adult-use cannabis.

Despite these growth expectations, the regulated cannabis market is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis, and the retailers and brands seeking to grow while managing regulatory burdens.

Leafly's Consumers and Suppliers and How We Reach Them

Consumers

Leafly attracted on average 7.1 million monthly visitors to its platform in 2023. While Leafly primarily targets a North American audience, consumers around the world consult Leafly for education and information about cannabis and where and what to buy from licensed retailers and brands. Prevalence of cannabis consumption across consumers has increased in the last 20 years as an increasing number of states and countries have legalized cannabis for medical and/or adult-use.

Our platform provides a destination where consumers can navigate the complex world of cannabis to make informed and personalized purchasing decisions. Leafly’s website provides consumers with the tools to research cannabis and identify the strains and products that may be right for their needs. They learn about different strains, form factors (for example, cannabis flower, edibles, concentrate, tinctures, beverages), find deals and read reviews, all of which help build confidence in their shopping decisions. We provide consumers with information about the latest strains and products and, more importantly, where they can order those items, from licensed retailers. Prior to legalization, consumers are already utilizing our industry-leading strain database and reading our cannabis news coverage. When legalization arrives in a particular jurisdiction, we publish news and information about new laws and regulations to help prime consumers for shopping in their new local market.

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

To attract consumers to our platform, we leverage multiple business-to-consumer (“B2C”) marketing initiatives, including content marketing, channel marketing, and public relations to drive cost-effective consumer engagement.

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

As of December 31, 2023, we had over 12,000 retail listings on our platform, of which over 3,800 were paid. We believe the greater the number of retail listings and menu items, the more likely it is a consumer will find their desired product or strain.

Our marketing efforts to attract suppliers include a variety of strategies designed to acquire both retail and brands subscribers. We are working to attract the remaining licensed retailers not already on our platform. We are also using marketing strategies to activate more brands across our platform. Leveraging data insights, technology tools and personalized interaction via online webinars, in-person events and direct email, we seek to craft messages that resonate for sales and product adoption. Our business-to-business (“B2B”) marketing is transitioning from a primarily inbound lead generation approach to also include proactive account-based marketing designed to reach brands and licensed retailers in prioritized geographies.

Leafly’s Products and Services

Products and Services for Consumers - Content and Shopping Services

We are a content-first marketplace that seeks to educate and inform consumers about cannabis. Our visitors, also referred to as consumers, in addition to consuming our content, may also create and submit additional content in the form of store/product/strain reviews, expanding our overall library. User-generated content can include new strain information and additional reviews, and, once submitted, our subject matter experts may review, validate and add to these submissions. With each new piece of content from our visitors, our content library grows richer and more valuable for all future visitors to our platform.

We also generate additional content on our platform in the form of retailer listings, which provide pertinent store and menu information to consumers, that supports our online ordering experience. Retailers purchase monthly retailer subscriptions to provide a business listing on our site, where they can maintain basic business information, including address, phone number, and business hours. Listings also allow retailers to upload their menus manually or through an existing integration we have with point-of-sale (“POS”) providers, custom application programming interface (“API”) integrations with retailers, and integrations with menu enablement providers. Menus provide a list of products that are available through the retailer, pricing information, including special deals from the retailer, as well as those product listings that are order enabled.

Brand listings, introduced in June 2021, are also a source of content, through which brand customers provide information about their products, which are searchable and viewable by consumers on the Leafly platform. Brands list their products on Leafly so they can provide pertinent product details to consumers, such as strain, cannabinoid, and terpene information, and to post product imagery. Through catalog control, which launched in the fall of 2021, brands are able to control how their products appear across retailer menus on the Leafly platform, creating a consistent look and feel for their product(s) and product-based search to support a consumer shopping journey.

Consumers on the Leafly platform can reserve items on retailer menus for pick-up or delivery, where either is permitted under applicable law. Once consumers place a reservation, the Leafly platform communicates the online order reservation to the applicable retailer who is then responsible for fulfillment including collecting payment from the consumer. Our platform also allows for retailers to communicate with consumers. For example, consumers receive transactional messages, such as “order received,” “order being processed” and “order ready for pick-up” communications from the applicable retailer, so they can track in real-time the status of their order.

Consumers access our content and tools for free across the Leafly platform. All our revenues today are generated from our paying retailer and brand customers. Leafly neither sells (nor fulfills purchases of) cannabis products, nor does Leafly process payments for cannabis transactions across its platform. Consumers do not purchase cannabis products using our platform, and all confirmation of product availability, final order acceptance, order fulfillment, and processing of payments is handled directly between the consumer and the retailer.

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

We offer retailers two different tiers of subscriptions on our platform, standard and pro. We also offer a no-cost “info-only” package that includes retailer informational listings, including store name and address, contact information, opening hours and customer reviews. Our paid solutions provide enhanced business listings, POS integrations, online reservation services, data insights, and advertising. Increasing the number of paid retailers with menus on our platform is critical to give consumers access to a greater supply of cannabis retailers, which creates a more compelling shopping experience.

The primary difference between standard and pro subscriptions is the ability for pro subscribers to participate in our advertising and add-on activations, including featured listings, display ads, promoted deal offerings, sponsored content, and sponsored event services to further promote their stores on the Leafly platform. For example, on our dispensary finder, we offer platinum placements. These performance ad units typically generate greater consumer activity and engagement with the advertising retailer. In competitive local markets, those marketplace ad units can generate additional revenue for Leafly, as retailers compete to acquire new shoppers and order reservations via the Leafly platform. Retailers may be willing to pay higher rates and compete for shoppers on our platform, as Leafly shoppers exhibit valuable shopping behaviors. The ability to price performance advertising units based on market demand makes our business model dynamic and further empowers retailers to make prudent marketing choices based on their desired volume of consumer engagement.

Revenue from our retail partners accounted for approximately 85.0% and 77.6% of our revenue for the years ended December 31, 2023 and 2022, respectively.

Products and Services for Brands

Brands have historically relied on our digital advertising solutions, such as banner ads, branded content, and email campaigns, to engage with the Leafly audience across our platform. However, with the re-introduction of our brands subscription offering in the first half of 2021, in addition to traditional digital advertising products that we continue to sell, we offer a subscription-based product which allows brands to create a product listing on Leafly and pay to participate in advertising and add-on activations to promote their products to shoppers on our platform. We offer brands tools for campaign creation, tracking, and targeting and audience segmentation of customers so they can offer products and promotions that are native to the consumer shopping experience on Leafly.

Revenue from our brand partners accounted for approximately 15.0% and 22.4% of our revenue for the years ended December 31, 2023 and 2022, respectively.

Competition and Growth Drivers

Leafly is a three-sided marketplace connecting consumers, retailers and brands who come together on our platform to participate in our efficient, networked marketplace. Participants on Leafly — whether consumer, retailer or brand — contribute rich content, power menus, drive order reservations and, ultimately, create a stronger ecommerce platform. Connecting these constituents with Leafly order reservation tools has resulted in a dynamic marketplace that we believe drives significant value to our suppliers.

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

We also indirectly compete with e-commerce enablement providers that target the cannabis sector, including Dutchie and Jane Technologies (“Jane”). Providers like Dutchie and Jane provide licensed retailers with embedded menus and e-commerce tools (similar to Leafly’s embedded menu solutions) that allow for retailers to offer e-commerce and order reservations directly on retailers’ websites. Dutchie and Jane also offer consumer marketplaces, but those offerings have limited consumer traffic and engagement as compared with Leafly’s marketplace. Since 2021, Leafly has had a strategic partnership with Jane to provide streamlined menu management for retailers by integrating Jane’s product catalog and business tools with Leafly’s consumer marketplace. This integration offers retailers time-saving, resource-efficient tools for online menu management, as well as a larger reach to consumers and customers.

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

Consumer Personalization and Improved Matching

In addition to iterating on our offerings for suppliers, we believe that investment in consumer discovery and personalization will provide our consumers with a further differentiated and immersive experience. We expect this will result in converting more Leafly visitors into shoppers. Today, we leverage our content (e.g., strains database, consumer reviews, retailer menus, brand product listings) and intellectual property along with search data and consumer trends to drive recommendations and personalization for our visitors. We continue to iterate on our personalization engines and, through such improvements, we believe we can better match consumers with their preferred strains and products. We believe finding the right product is critical, and we believe consumers will value personalized recommendations as they refine individual preferences. Through improved matching, we believe we can increase the number of order reservations and the number of items within each order reservation and shopper retention. If we are successful in doing so, we believe Leafly will generate increased return on investment for our suppliers and for ourselves.

New Market Development

Our long-term growth depends on our ability to successfully develop an online marketplace within each local economy, whether within North America or outside. Once a new market opens with some form of legalized cannabis use, it may take years for that market to become efficient. This requires a robust supply chain, an appropriate density of dispensaries, and enough variety across brands and form factors (for example, cannabis flower, edibles, concentrate, tinctures, beverages) to power consumer engagement. Our business depends on each market achieving a critical mass of consumers and suppliers, and if successful, we expect will drive meaningful return on investment “ROI” to our advertising partners. We believe achieving these elements will accelerate our revenue model. However, it is our strategy to build an engaged audience in certain new markets prior to those markets reaching maturity. As a result, it is likely that we will continue to incur losses in new markets for an extended period, and different markets can be expected to grow at different rates and generate varying levels of revenue, which we cannot predict with accuracy.

Data Opportunities

As the industry matures, we expect we will expand our offering of e-commerce tools and, by association, data products. With one of the largest audiences in cannabis, we identify customer trends and opportunities at the local market level. Leafly has amassed significant and unique visitor data on browsing and purchasing trends since its inception in 2010. Our internal data shows us that online cannabis shoppers are relatively higher dollar spenders than in-store shoppers, and we believe this type of consumer will be of interest for advertisers in cannabis-related and adjacent industries. With that data, we expect to increase the efficiency of our advertisers’ spend by allowing them to reach a specific audience based on the characteristics of their choosing. We view the ability to offer this data and insight as a valuable potential revenue stream.

Concentration of Markets and Customers

For the year ended December 31, 2023, Leafly derived approximately 20%, 12% and 10% of its revenue from customers in Arizona, California and Oregon, respectively. No other state comprised 10% or more of Leafly’s revenue. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2023.

Seasonality

We may experience seasonality in our business, which we believe has moderate impacts on our overall revenue. In certain years, we’ve seen seasonal fluctuations that coincide with either federal holidays, generally in the fourth quarter, or industry holidays and events, generally in the spring. Our industry and business history is limited and therefore we cannot be certain that these are known trends or that other trends may develop.

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

People Operations and Human Capital Resources

As of December 31, 2023, Leafly had 131 employees of which 130 were full-time employees. We categorize our company into three teams: sales and marketing, product development, and general and administration. Within those three categories as of December 31, 2023, we had 52, 44 and 35 employees, respectively. Of these employees, 128 were located in the U.S. and 3 were located in Canada.

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

Entities engaged in the growing, processing, sale, transportation, or delivery of cannabis products are subject to rigorous licensing requirements, including initial licensing and regular licensing renewals, and on-going regulatory burdens. We require suppliers to provide proof of valid corporate existence at the time we initially onboard them. We also require all operational licensed cannabis suppliers, including storefronts and delivery services, to provide a valid, unexpired state-issued license number before accepting their listings or advertisements on our platform. We have dedicated catalog and compliance personnel who review cannabis license information for operational cannabis suppliers, both on submission and from time to time on an ongoing basis, to ensure validity and accuracy. For certain of our products or services, we request additional verification and documentation. In our agreements with suppliers, we obtain representations and warranties that they are complying with state law. We generally do not, and cannot, ensure that our suppliers will conduct their business in a manner compliant with regulations or licensing requirements. The costs that licensing and regulation impose on Leafly’s suppliers may indirectly affect Leafly’s operations by increasing the costs of operations for our suppliers, decreasing their profitability or resulting in regulatory and even criminal actions if they are non-compliant, and in each case reducing their ability to pay for part or all of Leafly’s services, by causing them to go out of business, or by discouraging potential clients to enter the market.

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

Some jurisdictions have considered imposing regulatory requirements and civil penalties for violations on online service providers servicing the cannabis industry, such as Leafly. For example, in 2019, the California legislature considered but ultimately rejected AB1417, a bill that would have imposed requirements on websites dedicated to promoting cannabis products. In 2020, the Arizona legislature passed Prop 207, which imposed civil penalties on any individual or entity that advertises marijuana or marijuana products in violation of Arizona’s cannabis advertising regulations. Challenging such restrictions or complying with such restrictions may cause us to incur substantial costs. Navigating such requirements to ensure we are not subject to cannabis advertising-related civil penalties also requires dedication of time and resources. Additionally, we are subject to a number of federal, state, provincial and foreign data privacy and internet-related laws and regulations which result in significant compliance burdens.

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

Information about our Executive Officers

Our executive officers as of the date of this Annual Report were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information

Yoko Miyashita	49

Chief Executive Officer of Leafly since August 2020; prior thereto, Leafly General Counsel since 2019; prior thereto, several roles, including Senior Vice President and General Counsel, at Getty Images from July 2005 to April 2019; prior thereto, Associate at Perkins Coie LLP from November 2001 to June 2005. Ms. Miyashita holds a J.D. from the University of Washington School of Law and a B.A. from the University of California, Berkeley.

Suresh Krishnaswamy	55

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

Nicole Sanchez	51

General Counsel and Secretary of Leafly since January 2024, prior thereto, Senior Corporate and Securities Counsel since 2023; prior thereto several roles including Vice-President, Senior Legal Counsel and Special Advisor and Legal Counsel for Aspen Insurance, U.S. Services Inc. since 2021, prior thereto Vice President, Associate General Counsel and Assistant Corporate Secretary for NMI Holdings, Inc. from 2013. Ms. Sanchez has a B.A. in American Studies and Studies in the Environment from Yale College and a J.D. from University of California Berkeley School of Law.

Available information

Our website address is www.leafly.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

RISK FACTOR SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business operations, industry, and financial results. You should read this summary together with the more detailed risk factors that immediately follow this summary.

Risks Relating to Our Business and Industry

•
We have a relatively short operating history in a rapidly evolving industry and a number of factors cause our operating results to fluctuate regularly, which makes it difficult to evaluate our future prospects and to predict our future performance and may increase the risk that we will not be successful.
•
The legal cannabis industry and market are relatively new and may not continue to exist or develop as anticipated, and we face intense competition and may not be able to effectively compete.
•
If we fail to retain our existing suppliers and consumers or acquire new suppliers and consumers, our revenue and revenue growth will decrease and our business, financial condition, and results of operations could be materially adversely affected.

Operational Risks

•
We have a history of operating losses, and we may not achieve or maintain profitability in the future.
•
There is substantial doubt about our ability to continue as a going concern, with no assurance that we will be able to generate the necessary liquidity in the future to alleviate this condition.
•
If we experience further material decline in our retailer client base and brand revenue, or are unable to expand our brand and retailer client base or into new markets to carry out our business plans, our business, financial condition, and results of operations will be materially adversely affected
•
If we fail to deploy new software, platform features or services to address the trends of our customers and consumers or to timely and effectively scale and adapt our existing technology and network infrastructure, our business, financial condition, and results of operations will be adversely affected.
•
We rely on third-party service providers to provide products and services for certain aspects of our business.
•
If our current marketing model is not effective in attracting new brand and retailer clients, we may need to employ higher-cost methods to attract and retain clients, which could adversely affect our profitability.
•
We face potential liability and expense for legal claims based on the content on our platform.
•
We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.

Regulatory Risks

•
Our business is highly regulated and could suffer if applicable laws and regulations change.
•
An adverse change in U.S. federal policy or strict enforcement of federal cannabis law would undermine our business model and results from operations.
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

•
We may have difficulty accessing or consistently maintaining banking or other financial services relationships and using bankruptcy courts due to our involvement in the regulated cannabis industry.
•
We may continue to be subject to constraints on marketing our products.
•
Cannabis businesses are subject to unfavorable U.S. tax treatment, which reduces our clients’ profitability and could result in decreased demand for our services.
•
Cannabis businesses may be subject to civil asset forfeiture.

Risks Related to Our Intellectual Property

•
We are, and may in the future be, subject to disputes regarding third party intellectual property rights. These disputes may be costly to defend and could harm our business and operating results.
•
Failure to protect or enforce our intellectual property rights could harm our brand and results of operations.

Public Company and Financial Reporting Risks

•
Failure to meet the Nasdaq’s continued listing requirements could result in a delisting of our Common Stock.
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
•
Failure to establish and maintain proper and effective internal control over financial reporting or an effective system of controls could impair our ability to produce accurate and timely financial statements and result in lost investor confidence, lower trading price of our common stock and heightened regulatory scrutiny.
•
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
•
Delaware law and provisions in our certificate of incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
•
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.
•
There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

Risks Relating to our Indebtedness

•
We may not be able to repay our convertible notes at their maturity or to repurchase such notes upon a fundamental change.

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
•
successfully implement and scale our online order reservation system, by attracting new retailers and brands (which we refer to from time to time, collectively, as “suppliers”) while simultaneously converting visitors to our platform into sales for our suppliers, which is a crucial component of delivering the value of the Leafly platform to our suppliers;
•
effectively monetize our mobile applications as usage continues to migrate toward mobile devices;
•
retain our existing suppliers and consumers and add new suppliers and consumers to our platform, including in new markets;
•
successfully drive sustained engagement on our platform, which can be negatively affected by a number of factors, including if our current and future products result in reduced activity on our platform by facilitating direct interaction between our consumers and suppliers;
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
•
effectively manage our sales and other personnel and operations, as appropriate, in response to changing market dynamics in the cannabis industry;
•
ability to achieve and maintain a healthy accounts receivable balance, and manage delinquencies and cancellations at reasonable levels;
•
effectively partner with other companies; and
•
successfully navigate complex, disparate and rapidly evolving regulatory regimes imposed by U.S. and Canadian federal, state and provincial, local and other non-U.S. governments applicable to, or that directly or indirectly impact, cannabis and cannabis-related businesses.

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

We are operating our business in a relatively new cannabis industry and market, and our success depends in part on broader consumer adoption of the legal cannabis market. In addition, despite broad public support for cannabis legalization in the United States, the growth of our business is dependent in part upon the continued authorization of cannabis in new jurisdictions, as well as the absence of legislation narrowing, limiting or repealing existing laws legalizing and regulating cannabis, as well as the assumption that federal laws that conflict with certain state-level legalization frameworks will continue to go unenforced. Any one of these factors could slow or halt the legalization or consumer adoption of cannabis, which would negatively impact our ability to grow our business. For additional information, see the risks discussed under the subheadings “— Regulatory Risks,” and “— Additional Risks Related to the Cannabis Industry”, below.

In addition to being subject to general business risks applicable to a business involving a technology product in a regulated industry, we need to continue to build brand awareness for the Leafly platform and make significant investments in our business strategy, including by introducing new services and platform features into the markets in which we operate, expanding our presence and continuing our regulatory compliance efforts. These activities may not promote our services and platform features as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share.

Recently, many states have also experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. As a result, certain regulated cannabis operators have announced that they are consolidating operations or shuttering certain operations to reduce costs. Consolidation of the cannabis markets could reduce the size of our potential supplier base and give remaining suppliers greater bargaining or purchasing power. This may in turn erode the prices we are able to charge for our services and result in decreased margins. Competitive conditions, consumer preferences, supplier requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from other existing industries and markets. Those conditions may cause our efforts to further our business, including promoting our brand awareness, offering high quality services, and attracting and retaining suppliers and consumers, to be unsuccessful or to have undesired consequences that may materially adversely affect our business, financial condition and results of operations. As a result, we may not be successful in our efforts to attract and retain customers or traffic, or to develop and commercialize new products, or these activities may require significantly more resources than anticipated in order to be successful.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the state-level and Canadian legal cannabis markets. The legal cannabis markets and opportunities in the space are unpredictable, making it challenging for us to forecast the future size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.

Expansion of our business in the United States is dependent on the continued and future legalization of cannabis.

Expansion of our business in the United States is, in part, dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis at the state level. In 2022 and 2023, ballot measures to allow for adult use succeeded in Maryland, Missouri and Ohio, but failed in Arkansas, North Dakota, South Dakota and Oklahoma. In addition, implementation of state laws is often a multi-year process following a successful ballot initiative or legislative approval. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action to legalize cannabis in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. For example, many states, including New York, that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. Burdensome regulation at the state level could also slow or stop further development of the cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of making it difficult for cannabis businesses, including our customers, to operate profitably in those states. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.

Additionally, the expansion of our business also depends on jurisdictions in which cannabis is currently legalized not narrowing, limiting or repealing existing laws legalizing and regulating cannabis, or altering the regulatory landscape in a way that diminishes the viability of cannabis businesses in those jurisdictions. This result may negatively impact the viability and attractiveness of our service offerings going forward. If such challenges are successful in any jurisdictions that have legalized or are in the process of legalizing cannabis, our ability to expand our business would be negatively impacted. For additional information, see the risks discussed under the subheadings “— Regulatory Risks,” and “— Additional Risks Related to the Cannabis Industry”, below.

We face intense competition and may not be able to compete effectively.

We currently generate all revenues from the sale of digital advertising solutions to our suppliers, i.e., our retailer and brand customers, that are designed to connect our suppliers to users of the Leafly platform, i.e. consumers, and ultimately convert those consumers into a community of shoppers. To continue to build, sustain and grow our three-sided marketplace, we must successfully compete to attract and retain, and increase engagement between, active consumers and active suppliers. The market for information, advertising and online ordering regarding cannabis products and suppliers is intensely competitive, characterized by low barriers to entry and is rapidly changing with the emergence of new technologies, products, services, market entrants, and types of competitors, including our own customers. For example, we have observed that a greater number of our retailer customers are operating their own order-enabled websites, in many cases attempting to move consumers to their own sites, after converting such consumers into shoppers from Leafly’s platform.

We face competition from a range of competitors, including but not limited to: (i) other advertising platforms and online marketplaces such as Weedmaps, Dutchie, Eaze, and iHeartJane; (ii) online media companies that provide news, information, advertising and ordering services, such as High Times, Wikileaf and Allbud; (iii) newspaper, television, and other mainstream media companies such as the New York Times, LA Times and Politico, which provide alternative sources of news and information about cannabis, (iv) offline media companies and service providers; (v) general two-sided markets such as Yelp, internet search engines such as Google, and social media sites such as X (formerly Twitter); (vi) e-commerce platforms like Amazon and Shopify; and (vii) traditional customer relationship management service providers such as SAP and Salesforce. We also compete with these companies for the attention of contributors and consumers and may experience decreases in both if our competitors offer more compelling environments. In addition, we compete with local cannabis retailers, and with companies such as Springbig, Meadow, Leaflink, Growflow and Metrc and others, that sell software and services to such local cannabis retailers, who want to sell from their own websites or run their local businesses independently of a platform such as Leafly’s. In addition, we believe DoorDash has entered the business of providing online ordering and/or delivery services related to certain hemp products in the US, and if the laws and regulations governing delivery of legal cannabis change, these companies may in the future enter the business of providing online ordering and/or delivery services related to psychoactive cannabis products.

Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater market share, large existing user bases, more favorable regulatory regimes due to disparities in the geographic distribution of customer bases, location of operations or other factors, and greater financial, technical and other resources. These companies may use these advantages to offer services like ours at lower prices, develop different services and platform features to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or supplier requirements. In particular, if restrictions on cannabis advertising ease, additional major internet companies, such as Alphabet and Meta, may follow X and begin to develop and market online advertising offerings directly to cannabis businesses, and many of our advertising partners and potential advertising partners may choose to purchase online advertising solutions from these competitors and may reduce their purchases of our advertising solutions. In the future, new competitors, business models and solutions are likely to emerge in the cannabis industry.

If we fail to retain our existing suppliers and consumers or acquire new suppliers and consumers, our revenue and revenue growth will decrease and our business, financial condition, and results of operations could be materially adversely affected.

We believe that the success of our business and growth of our revenue are dependent on our ability to cost-effectively grow our platform by retaining our existing suppliers and consumers and adding new suppliers and consumers, including in new markets. We believe the increase in suppliers attracts more consumers to our platform and in turn the increase in consumers attracts more suppliers. This network takes time to build and grows and contracts in ways that are difficult to predict with any accuracy. If we fail to retain our existing suppliers or consumers or to replace such existing suppliers or consumers if they leave our platform, the value of our marketplace would be diminished. In some cases, we compete with our own suppliers to prevent dilution of consumers from our marketplace. For example, we have observed that a greater number of our retailer customers are opting to operate their own order-enabled websites, in many cases attempting to move consumers to their own sites, after converting such consumers into shoppers from Leafly’s platform.

We expect to continue to pursue new strategic initiatives and develop new and enhanced services in order to remain competitive, with the goal of acquiring additional suppliers and consumers, which may not be successful. We cannot assure you that the revenue from the suppliers and consumers we acquire will ultimately exceed the cost of acquisition. In addition, if suppliers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with suppliers on our platform deteriorate, we may not be able to provide consumers with sufficient supplier selection. This risk has been particularly pronounced in markets where we have fewer suppliers.

Moreover, as the legalization of cannabis continues, cannabis businesses could experience consolidation as existing cannabis businesses seek to obtain greater market share, greater access to funding and resources and purchasing power and new entrants seek to establish a significant market presence. Consolidation of the cannabis markets could reduce the size of our potential supplier base and give remaining suppliers greater bargaining or purchasing power. This may in turn erode the prices for our advertising solutions and result in decreased margins. Consolidation could particularly affect smaller and mid-size cannabis businesses, with whom we have historically conducted the majority of our business. Further, heightened competition between cannabis businesses could ultimately have a negative impact on the viability of individual market participants, which could reduce or eliminate their ability to purchase our services, including our advertising solutions. In addition, as macroeconomic conditions impact our customers, including the resulting effect on advertising and marketing spending by cannabis and retail and brands businesses, the overall size of the market in which we compete may grow more slowly or contract.

For all of these reasons, we may be unable to maintain or grow the number of consumers who use our platform and the number of suppliers that purchase our advertising solutions. Accordingly, we may face pressure to reduce the price of our advertising solutions, which could negatively impact our revenues and cause material adverse impacts to our business, financial condition, and results of operations.

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

We recognize revenue from sales of our advertising products over the terms of the applicable agreements, which are generally auto-renewing month-to-month agreements. As a result, a significant decline in new or renewed agreements in any one quarter or an increase in cancellations and/or delinquencies that is not offset by revenue from new or renewed agreements may significantly impact our revenue, which may not be immediately reflected in our financial results. In addition, any efforts we may undertake to adjust our fixed costs in response to reduced revenues may not be successful. We may continue to incur losses in the future for a number of reasons which are difficult to predict, including as a result of fluctuations in the cannabis markets, unforeseen expenses, difficulties, complications and delays, and the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on our ability to generate revenue and manage our operating costs. If we continue to incur losses in the future, any such future losses, together with the net losses and negative cash flows from operations incurred to date, will have an adverse effect on our shareholders’ accumulated deficit and working capital. Because of the numerous risks and uncertainties associated with our business and the cannabis industry, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the value of common stock may also cause you to lose all or part of your investment.

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
•
our ability to successfully expand in existing markets and enter new markets, including internationally if the opportunity arises;

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
•
our ability to scale, adapt and keep pace with changes in technology to continue to develop and deploy new software, platform features or services to address the needs of our suppliers and consumers;
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
•
our ability to respond to cyber-attacks;
•
the attraction, retention and performance of qualified employees and key personnel, including our executive management team and sales personnel;
•
our ability to choose and effectively manage third party service providers;
•
our ability to successfully manage any acquisitions of businesses, solutions or technologies;
•
the impact of risks related to health crises, such as the COVID-19 pandemic and potential governmental and other restrictions resulting therefrom;
•
the effects of natural or man-made catastrophic events;
•
changes in consumer behavior with respect to local businesses;
•
the effectiveness of our internal controls; and
•
changes in our tax rates or exposure to additional tax liabilities.

Our typical practices as they relate to consumer safety and engagement on our platform may pose a risk to our relationships with advertising partners.

We base many of our decisions on the interests of consumers who use our platform. We believe that this approach is essential to our ability to increase our user growth rate and engagement. Our approach of prioritizing consumer safety and engagement may negatively impact our relationships with our existing or prospective advertising partners. For example, we typically refuse to remove legitimate negative reviews and ratings of products or businesses that advertise on our platform. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertising partners, which in turn could harm our results of operations.

Operational Risks

We have a history of operating losses, and we may not achieve or maintain profitability in the future, especially as we continue to invest in the growth of our business.

We have incurred significant cumulative operating losses since our inception, including net loss of $9.5 million compared to a net income of $5.1 million for the calendar years ended December 31, 2023 and 2022, respectively. Since October 2022, we have implemented plans to reduce operating expenses, which included headcount reductions. While we took these steps to reduce our expenses, we expect to continue to (i) make strategic investments aligned with our operating plans to support, improve and/or develop our technology infrastructure, platform features, and service offerings; (ii) structure and deploy resources to our marketing and sales operations to align with our near and long-term objectives, while re-evaluating and pivoting as needed to address market and other conditions we face; (iii) pursue strategic opportunities; (iv) meet public company compliance requirements, which are costly and impose substantial demands on management and our operational infrastructure; and (v) otherwise support our operations and growth. If we do not achieve expected savings from our most recent cost-saving measures, or our operating costs increase more than we expect as a result of continued investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, our inability to manage our costs properly could negatively affect the quality of our products and features and our ability to generate future revenues. Reductions in staff could also adversely affect our ability to attract and retain key employees.

If our efforts to grow our business are more costly than we expect, we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, and the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, any such future losses, together with the net losses and negative cash flows from operations incurred to date, will have an adverse effect on our shareholders’ accumulated deficit and working capital. Because of the numerous risks and uncertainties associated with our business and the cannabis industry, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease and our ability to raise capital, expand our business or continue our operations may be materially impaired. A decline in the value of our common stock may also cause you to lose all or part of your investment.

There is substantial doubt about our ability to continue as a going concern, with no assurance that we will be able to generate the necessary liquidity in the future to alleviate this condition, which would materially and adversely affect our business, financial condition and results of operations, including, the likely need to significantly modify or terminate our operations and our planned business activities.

Under the rules of Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that financial statements are issued. In conducting this evaluation, management considers a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond their control. We have $29.7 million of convertible notes, pursuant to a convertible note purchase agreement entered into on January 11, 2022 (the “2022 Notes”) maturing on January 31, 2025 (Note 9) and based on our current liquidity position would not be able to repay the 2022 Notes when due. In addition, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date our 2023 financial statements are issued. In response to these conditions, we took the following actions:

•
We implemented previous restructuring plans, most recently in the fourth quarter of 2022 and during the first quarter of 2023, which reduced our labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. We still expect to recognize the full-year impact of our 2023 restructuring in 2024.
•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023, we worked with our noteholders and converted $300 of the outstanding principal to equity.
•
In early 2024, we began an initiative that we believe will improve our revenues by hiring 8 sales professionals and implementing improved selling strategies.

We continue to monitor and control operating expenses where appropriate, while aiming to ensure the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, we determined that the combined impact of our cost reduction measures to date, our positive working capital as of December 31, 2023 and planned operations as of December 31, 2023 will not be sufficient to meet our capital requirements for a period of at least twelve months from the date that our December 31, 2023 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date our 2023 financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Our ability to continue as a going concern may depend on our ability to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. As substantial doubt about our ability to continue as a going concern exists, our ability to raise additional funds through the sale and issuance of equity or debt securities or through bank or other financing could be substantially impaired. There can be no assurance that we will be able to raise additional funds or have access to bank or other financings or even if we have access to such financing, that it will be available on terms commercially acceptable to the Company. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including bankruptcy, which may not be available to us. Our consolidated results of operations could be materially adversely affected by these decisions and you could lose all of your investment in the Company.

If we experience further material decline in our retailer client base and brand revenue or fail to expand our brand and retailer client base, our revenue and our business will be harmed.

In the fiscal year ended December 31, 2023, substantially all of our revenue was generated by (a) the sale of advertising solutions, and (b) subscription listing fees. Our ability to grow our business depends on our ability to maintain and expand our brand and retailer client base. To do so, we must convince prospective advertising partners of the benefits of our advertising solutions, including providing additional information and context to those prospective advertisers who may not be familiar with our solutions (such as those in new markets). We must also convince existing and prospective advertising partners alike that our advertising solutions work to their benefit. Additionally, our policy to decline acceptance of advertising or listings from companies that cannot demonstrate proper licensure may cause us to limit our advertising base and forgo certain revenue opportunities. Failure to maintain and expand our advertising partner base could harm our business.

Our advertising partners do not typically have long-term obligations to purchase our services. In addition, we rely heavily on the purchase of advertising solutions by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we have experienced, and may in the future experience, attrition in our advertising partners in the ordinary course of business resulting from several factors, including losses to lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, decline in advertising budgets, the impact of the COVID-19 pandemic, closures and bankruptcies. We must continually add new advertising partners both to replace advertisers who choose not to renew their advertising, go out of business or otherwise fail to fulfill their advertising contracts with us, and to grow our business. Our advertising partners’ decisions to renew depend on a number of factors, including the degree of satisfaction with our services and their ability to continue their operations and spending levels.

In 2023, we experienced higher than expected rates of customer churn, bad debt expense and collection efforts, manifesting in a 30% decline in ending retail accounts for the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition, our brand revenue dropped by 40% as of the same year-over-year period, as a result of macro challenges pressuring the cannabis industry which impacted and are expected to continue to impact our brand advertising business. If we cannot replace these accounts or if our customers continue to struggle financially or do not remain viable, our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables could be adversely impacted, which could have a material adverse impact on our financial condition and results of operations. See - “The impact of macroeconomic conditions in the United States and Canada, including the resulting effect on advertising and marketing spending by cannabis retail and brands businesses, may adversely affect our business, operating results and financial condition,” below.

The ratings and reviews that our suppliers receive from our users may also affect advertising decisions by current and prospective advertising partners. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other hand, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us. Furthermore, we may remove a supplier’s information if it breaches our listing restrictions, which may also affect advertising decisions by current and prospective advertising partners. In addition, the rates at which users and paying brand and retailer customers come on and off our platform fluctuates based on the factors described herein and are difficult to predict. If our customers materially increase their rates of non-renewal, if we experience significant advertising customer attrition, non-payment or other material contract breaches, or if we are unable to attract new advertising customers in numbers greater than the number of advertising customers that we lose, our client base and revenues will decrease and our business, financial condition and results of operations could be materially harmed.

If we do not successfully develop and deploy new software, platform features or services to address the needs of our suppliers and consumers, our business, financial condition, and results of operations could suffer.

We believe our success has been based on our ability to design software, platform features and services that address the needs of our suppliers and consumers. A substantial portion of our research and development activity is focused on new technologies and enhanced versions of existing platform features to meet the current and evolving needs of suppliers and users of our platform, including online order and reservation solutions. Additionally, as consumers and suppliers demand richer data integrations with other cannabis industry participants such as point-of-sale providers and loyalty service providers, third party technology integrations may become increasingly important. If we are unable to arrange or complete new integrations, or improve our existing integrations, we may lose market share to competitors. There is no assurance that our enhancements to our software, platform features or our new services or capabilities will be compelling to our consumers or gain market acceptance. If our research and development investments do not accurately anticipate supplier or consumer demand or if we fail to develop our software, platform features or services in a manner that satisfies supplier or consumer preferences in a timely and cost-effective manner, we may fail to retain our existing suppliers or consumers or increase demand for our services.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing service offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction or implementation of new platforms, platform features or capabilities, or cause errors to arise with our existing software. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, platform features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by consumers or suppliers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new platform features and capabilities to our existing platform may require substantial investment, and we may currently not have the resources to make such investments, and even if we were to make such investments, there is no assurance that such investments would be successful. If consumers or suppliers do not widely adopt our new platforms, platform features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be materially, adversely affected.

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

We have limited experience in determining the optimal pricing of our services, and we may need to change our pricing model from time to time. For example, at the end of the second quarter, we implemented select pricing increases, pass-throughs of certain costs and annual subscription agreements in select markets. As expected, we experienced some slowing of our revenue growth in the third and fourth quarters. We charge different rates for the same services in different markets, based on a variety of factors such as the number of local retailers and consumer traffic and engagement. If our suppliers believe the cost of our services do not generate proper return on investment, such suppliers may decline to continue using our services (which we experienced following the pricing changes we implemented in 2023), and if material, our revenue and other financial results may be materially adversely impacted.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible.

It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial of service attacks, or fraud, ransomware or security attacks. We may not be able to implement adequate preventative measures or halt such attacks, and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and with more complex solutions and increases in our user traffic, if any. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users, suppliers and advertising partners and increase engagement on our website and mobile application. We expect to continue to make strategic investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be materially harmed. Furthermore, any actual or perceived distributed denial of service (“DDoS”) attack, ransomware attack, security breach or other unauthorized access could damage our reputation and brand, result in decreased utilization of our platform, expose us to fines and penalties, government investigations, litigation, require us to expend significant capital and other resources to remediate the incident, and cause increased cybersecurity protection costs. For more information, see “— General Risks - If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform” and “We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results” below.

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

We have risks associated with our reliance on third-party service providers who provide certain products and services for certain aspects of our business.

To some extent, we rely on data about certain products or businesses from third parties, including their respective websites and third parties that license such information to us. We also rely on third parties for other aspects of our business, such as mapping functionality and administrative software and back office solutions. From time-to-time, certain third-party service providers (including in the ERP, payroll, HRIS, tax compliance, back office finance and SMS services fields) have terminated their relationship with us based on our involvement in the cannabis industry. Others with whom we may have desired to form a relationship have declined our requests on the same basis. If these third parties decline to work with us, provide inaccurate or incorrect information, experience difficulty meeting our requirements or standards, or our licenses are revoked or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. In addition, if such third party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertising partners with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. Furthermore, if a sufficient number of third parties decline to work with us, we may have a limited number of third party service providers available to meet our business needs, which may limit our ability to negotiate favorable prices and terms. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have a material adverse impact on our business and financial performance.

Our payment system and the payment systems of our suppliers depend on third-party providers and are subject to evolving laws and regulations.

We have engaged third-party service providers to perform credit and debit card processing services for suppliers’ payments to us. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to process payments could be adversely affected and our business could be harmed. Additionally, some of our suppliers use similar third-party providers for processing services. If these service providers do not perform adequately or if the relationships of our suppliers with these service providers were to terminate, the ability of our suppliers to process payments could be adversely affected and our business could be harmed. The laws and regulations related to payments are complex and are potentially affected by tensions between federal and state treatment of cannabis and other industries. These laws and regulations also vary across different jurisdictions in the United States, Canada and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering our suppliers the ability to pay with credit cards, debit cards and bank transfers. As we expand the availability of these payment methods or offer new payment methods to our suppliers in the future, we may become subject to additional regulations and compliance requirements. Due to the constantly evolving and complex laws and regulations applicable to our industry, third-party merchant banks and third-party payment processors may consider our business a high risk. This could cause a third party to discontinue its services to us, and we may not be able to find a suitable replacement. If this were to occur, we would need to collect from our suppliers using less efficient methods, which could adversely impact our collections, revenues and financial performance. Additionally, if a third party were to discontinue its services to us or if the applicable laws and regulations were to evolve in a way that impacted us negatively, we may not be able to realize our plans of expanding our business offerings, which could have a material adverse effect on our operations and our plans for expansion. For more information, see “— Additional Risks Related to the Cannabis Industry — Leafly’s operations may be negatively affected by the way other private companies interpret laws and regulations applicable to the cannabis industry, or their policies and practices with respect to the cannabis industry,” “Additional Risks Related to the Cannabis Industry — We are dependent on our banking relationships, and due to our connection with the cannabis industry, we may have difficulty accessing or consistently maintaining banking or other financial services” and “— Regulatory Risks — We are subject to governmental laws, regulations and other legal obligations, particularly related to privacy, data protection and information security, and any actual or perceived failure to comply with such obligations could harm our business” below.

Further, through our agreements with our third-party credit card processors, we are subject to payment card association operating rules and certification requirements, including restrictions on product mix and the Payment Card Industry Data Security Standard (“PCI-DSS”). We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have a material adverse effect on our business and results of operations.

We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or supplier base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and suppliers may have multiple accounts. As a result, the data we report may not be accurate. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Furthermore, the key metrics we rely on to track our performance may also change over time, which could make it difficult to compare our results and performance to prior periods. For more information regarding such metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.” Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or supplier base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or supplier base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.

Our suppliers and investors rely on our key metrics as a representation of our performance. If these third parties do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our investors could bring lawsuits against us, our reputation may be harmed and retailers may be less willing to list a business on our platform, which could materially negatively affect our business, financial condition, or results of operations.

We may be unable to prevent others from aggregating or misappropriating data from our websites, which could materially adversely impact our brand and business.

From time to time, third parties have copied information from our platform, through website scraping, artificial intelligence or other means, and publish or aggregate it with other information for their own benefit. While we aggressively enforce our copyrights, we have no assurance that third parties will not copy, publish or aggregate content from our platform. We may not be able to detect such third party conduct in a timely manner and, even if we could, any actions we may have available to us may not prevent such conduct or be insufficient to protect us against the impact of such conduct. In some cases, particularly in the case of websites operating outside of the United States and Canada, our available remedies may be inadequate to protect us against such practices due to a variety of potential issues, including uncertain common law protections, jurisdictional issues, lack of adequate remedies under applicable law and difficulty in identifying potential defendants. In addition, any measures that we would need to take to try to enforce our rights and protect our assets could require us to expend significant financial or other resources, which may still be inadequate and could materially harm our business, operating results or financial condition. When third parties copy, publish, or aggregate content from our platform, we believe such activity may create confusion among our consumers and suppliers, make these third parties more competitive, decrease the likelihood that consumers will visit our platform to find the information they seek, and reduce the distinctiveness of our products in the marketplace, which could negatively affect our brand and business.

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

Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google, Yahoo!, Bing and DuckDuckGo. In total, search engines accounted for the majority of the sessions on our website during 2023. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or platform features or the services or platform features of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations, particularly if our competitors are permitted to engage in paid promotion.

Google in particular is the most significant source of traffic to our website, accounting for nearly all of the search engine-generated sessions on our platform in 2023. Since Google does not allow us to engage in paid promotion of our website, we rely on organic prominence. Our success depends in part on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, the continued inability to engage in paid promotion could have a substantial negative effect on our business and results of operations.

Our ability to place digital advertisements for the Leafly platform is constrained because certain large digital ad networks, such as those owned or operated by Alphabet, Amazon, Microsoft and Meta, do not allow us to advertise. As a result, we are limited to digital ad placements on independently owned websites, such as certain local news websites.

Visits to Leafly could also decline if our accounts on Facebook, Instagram or X (formerly Twitter) are shut down or restricted. We work across these social networks to increase brand awareness of our company by consumers and suppliers, and to promote the acquisition of brand and retailer clients. Our engagement on these social media platforms is subject to their respective terms of service and community guidelines, which generally restrict the promotion, sale and, often, depiction of cannabis. While we do not promote the sale of cannabis or cannabis-related products by our suppliers on these social media platforms, the perception that we may be engaging in such promotion or our inadvertent violation of other aspects of these platforms’ terms of service or community guidelines may result in our accounts being shut down or restricted. Any such suspension or restriction could result in reduced traffic to our website and diminished demand for our services, which could adversely affect our business and operating results.

Additionally, any of these companies, or others that we encounter in the future, may make significant changes to their respective business models, policies, systems, plans or ownership that could directly or indirectly impair our ability to attract users, which would adversely affect our business and operating results.

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

Our mobile applications are important components of our business, and they present unique risks.

Our mobile applications, including mobile web-based access, represent a significant portion of our user traffic. If we fail to deliver compelling platform features and services or effective advertising solutions, our business may suffer.

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

We do not control, or in some cases have limited control over, the operation of the data center facilities and infrastructure we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, cyberattack, terrorism and similar other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, to adverse events caused by operator error, and to interruptions, data loss or corruption, and other performance problems due to various factors, including introductions of new capabilities, technology errors, infrastructure changes, DDoS attacks, or other security-related incidents, and our business interruption or cyber insurance may be insufficient to compensate us for related losses that may occur. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our platform operations and the loss, corruption of, unauthorized access to or acquisition of supplier or consumer data.

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

We intend to continue to make investments to support our operating plan and strategic objectives and may require additional funds to respond to business challenges and opportunities, including the need to develop new platform features and services or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds to support the foregoing and to fund our other obligations, including paying the principal on our 8% convertible notes, which mature on January 30, 2025. See the risks discussed below under the heading “— Risks Relating to our Indebtedness.” If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve higher interest rates than our current indebtedness, resulting in increased debt service payments and agreements that include equity conversion rights and financial and other covenants on terms that are more favorable to lenders, limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, pursuing certain business opportunities or declaring dividends.

Disruption, uncertainty or volatility in the capital markets could increase our cost of capital or limit our ability to raise funds needed to operate our business. Disruptions could be caused by Federal Reserve policies and actions, currency concerns, interest rates, inflation, economic downturn or uncertainty, monetary policies, failures of financial institutions, U.S. debt management concerns, and U.S. debt limit and budget disputes, including government shutdowns, European and worldwide sovereign debt concerns, other global or geopolitical events, or other factors. Macroeconomic conditions in 2023 negatively impacted the U.S. banking sector, including for example, the closures and Federal Deposit Insurance Corporation (“FDIC”) receiverships of Silicon Valley Bank and Signature Bank. Although we did not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the U.S. banking system caused by these or similar developments in the future.

We may not be able to obtain additional financing on terms favorable to us, if at all, including as a result of conditions in the markets in which we operate, macroeconomic conditions (like those discussed in the paragraph above or a severe or prolonged economic downturn), our financial condition and operating plans. Due to the current legal status of cannabis under U.S. federal law, we have experienced, and may in the future experience, difficulty attracting additional debt or equity financing. In addition, the current legal status of cannabis may increase our cost of capital now and in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, our business may be harmed, our stock price may fall, and you may lose your investment.

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

In the United States, despite cannabis being legalized under state law in some form in many states and notwithstanding the federal government’s tolerance of state legalization schema, cannabis continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”). The CSA makes it a federal crime to possess, grow, process, distribute, or sell cannabis or cannabis products in the United States, even in states in which medical or recreational cannabis has been legalized under state law. It is also a federal crime to aid and abet another in possessing, growing, distributing, processing or selling cannabis or cannabis products, and it can be illegal to engage in certain transactions with those possessing, growing, distributing, processing, or selling cannabis or cannabis products, if the goal of the transactions is to promote those activities or conceal that the source of the proceeds in the transaction came from those activities. Notwithstanding the CSA, U.S. states which have legalized the sale of cannabis products have enacted their own regulatory regimes. These regimes vary from state to state, and some of the rules and regulations directly or indirectly affect our platform. We do not possess, grow, distribute, process, or sell cannabis in the United States. However, there is a risk that federal prosecutors may seek to apply the CSA and other laws to us, that U.S. courts may change their interpretation of the CSA, and that violations of any U.S. federal laws and regulations, such as the CSA, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture.

In Canada, the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every

Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. As required by the Cannabis Act, the Canadian Minister of Health convened an expert panel to conduct a legislative review of the Cannabis Act. The panel delivered an interim “What We Heard” report in October 2023, which emphasized, among other things, the continued need for access to cannabis and the protection of public health and safety. A final report is due no later than March 2024, which will focus on providing advice and recommendations on areas of the legislative framework and its implementation that may benefit from improvement or reform. Although the interim report did not identify any concerns currently relevant to Leafly’s business model and thus we do not anticipate any adverse regulatory changes, the final report may recommend changes that may have negative impacts on the cannabis industry and our business.

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change in regulations or even the speed of changes to regulations, more vigorous enforcement thereof or other unanticipated events could require us to incur substantial costs associated with compliance, to alter our business plan or give rise to material liabilities, and could materially and adversely affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which our business may be subject. Although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that regulations may be enacted in the future that will require us to obtain such a license in order to provide our services in a particular jurisdiction or that will otherwise seek to substantially regulate our business and there can be no assurances that we will be able to obtain such licenses. These laws change frequently and may be difficult to interpret and apply. For example, the New York Office of Cannabis Management (“NY OCM”) recently adopted rules that significantly impede Leafly’s ability to do business in New York under its current business model. We filed a legal challenge against the NY OCM, alleging that, among other things, the rules were unconstitutional restrictions on commercial speech, were arbitrary and capricious, and were promulgated in excess of NY OCM’s authority. The New York Supreme Court, the state’s trial level court of general jurisdiction, granted Leafly a preliminary injunction while the case proceeds. If the ultimate ruling is adverse to Leafly, our business in New York is likely to be adversely affected.

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

For more information regarding risks the cannabis industry may present to our business, see the subsection entitled “— Additional Risks Related to the Cannabis Industry,” below.

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

The laws and regulations regarding hemp-derived cannabinoids are unsettled, and an adverse change in U.S. federal policy towards our suppliers would materially affect our business and operations.

Some of our suppliers sell products containing hemp-derived cannabinoids, including CBD and certain forms of THC (including but not limited to delta-8 THC, THCA and THCO). Until 2018, hemp and hemp extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were classified by the federal government as “marihuana” under the CSA. The Agricultural Act of 2014, Pub. L. 113-79 (the “2014 Farm Bill”) and the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”), altered hemp’s status, such that hemp (which must, by definition, contain no more than 0.3% delta-9 THC on a dry weight basis) and hemp extracts, including CBD, are no longer defined as “marihuana” nor classified as a controlled substance.

The 2018 Farm Bill was set to lapse on September 30, 2023, but has been extended until September 30, 2024 by virtue of a Continuing Resolution passed by Congress and signed into law by President Biden. While many observers anticipate that a new farm bill will be passed and that it will contain hemp provisions similar to the 2018 Farm Bill, there can be no guarantees that a new farm bill will be authorized, or that it will contain similar provisions. If the exemption for hemp-derived products is eliminated or significantly narrowed or otherwise altered, it would negatively impact some of our existing customers who sell or advertise hemp-derived products and in turn affect our ability to provide advertising services to such customers, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. Food and Drug Administration (“FDA”) takes the position that the Food, Drugs & Cosmetics Act significantly limits the legality, marketing and sale of food and beverages containing hemp-derived cannabinoids and compounds (including CBD, THC, CBN, etc.) and that existing regulatory frameworks are not appropriate to regulate such products. The FDA has announced that it intends to work with Congress to determine new regulatory pathways. The Drug Enforcement Administration (“DEA”) has issued several non-binding communiques addressing hemp-related issues, including the allegedly synthetic nature of certain hemp derived products and the required means of testing total THC. Some of DEA’s conclusions seem to be at odds with the plain language of the Farm Bill and/or the Ninth Circuit Court of Appeals decision in AK Futures v. Boyd Street Distro, which is only binding in some western states. Without a regulatory framework in place,

FDA and/or DEA may take enforcement action, and other courts may reach the same or differing conclusions as the Ninth Circuit.

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

For additional information, see the other risk factors in this subsection entitled “— Regulatory Risks,” including “— Allowing unlicensed or noncompliant businesses to access our products, or allowing businesses to use our solutions in a noncompliant manner, including engaging in false or deceptive business practices, may subject us to legal or regulatory enforcement and/or negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.” Additionally, see the subsection entitled “— Additional Risks Related to the Cannabis Industry.”

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

In addition, our business is subject to regulation by various federal, state, provincial and foreign governmental agencies responsible for monitoring and enforcing privacy and data protection laws and regulations. Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information that may impact our business, potentially including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws, and other data protection laws.

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

We have experienced security incidents in the past, which we believe were immaterial and were not reportable under applicable state law or our other obligations; however, there can be no assurance that our determinations were correct. In the event our determinations are challenged and found to have been incorrect, we may be subject to unfavorable publicity or claims by one or more state attorneys general, federal regulators, or private plaintiffs, any of which could damage our reputation, inhibit sales and adversely affect our business.

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

For over ten years, under a policy first instituted during President Obama’s administration, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. On August 29, 2013 former Deputy Attorney General James Cole issued a Memorandum (the “Cole Memo”), which described the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources. The Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly six years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies such as our business suppliers.

Since 2014, versions of the U.S. Omnibus Spending bill have included a provision prohibiting the Department of Justice (“DOJ”), which includes the Drug Enforcement Administration and the U.S. Attorney’s offices, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA v. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our suppliers to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, could result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our supplier base, which would adversely affect our operations, cash flow and financial condition.

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

During his confirmation hearing, current Attorney General Merrick Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” In March 2023, AG Garland provided congressional testimony, during which he stated, “We are still working on a marijuana policy for the Department [of Justice]. ... I think it’s fair to expect…that it will be very close to what was done in the Cole memorandum.” While neither statement is a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of the DOJ lie elsewhere.

President Biden initiated a scheduling review of marijuana in late 2022 and announced a pardon of all prior federal offenses for simple marijuana possession. As a result of this scheduling review, the Department of Health and Human Services has recommended that cannabis be moved to Schedule III, which would potentially allow cannabis, in forms approved by the FDA, to be dispensed with a prescription. In addition, re-scheduling would likely obviate the restrictions on tax deductions in Internal Revenue Code section 280E, improving the bottom line of our suppliers and potentially leading to increased marketing spend, including on the Leafly platform. The Drug Enforcement Administration must now act upon the HHS recommendation, and there can be no guarantee that DEA will move cannabis out of Schedule I. Furthermore, re-scheduling cannabis to Schedule III would not legalize existing state medical or adult-use cannabis regulatory schemes under the CSA, meaning many of the existing risks would remain, and could potentially create new competition for some of our suppliers in the form of FDA-approved pharmaceutical producers. The full effects of re-scheduling cannabis are unclear, and any change could affect our business and financial results.

While some industry observers are hopeful that various legislative proposals previously introduced in Congress will increase the chances of federal cannabis policy reform, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis or liberalizing cannabis regulations. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the event that the federal government were to reverse its long-standing hands-off approach to the state-legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be materially adversely affected.

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

In most jurisdictions in which cannabis is legalized for adult or medical use, the cannabis industry is subject to a complex and comprehensive set of laws and regulations. Many entities that do business with consumers or suppliers in the cannabis industry institute internal or supplier-facing policies that limit or restrict how they do business with these suppliers, or take steps to verify that their suppliers in the cannabis industry operate in compliance with applicable laws. For example, some financial institutions that service cannabis retailers screen their clients’ advertising for compliance with restrictions on cannabis advertising. Some financial institutions have interpreted editorial information that Leafly appends to some product pages within dispensary menus as advertising by those cannabis retailers, and instructed the suppliers to remove such advertising. Some mass media outlets have refused to publish advertisements for Leafly on the basis of perceived risk. The manner in which other companies interpret laws and regulations applicable to the cannabis industry, and the policies they institute as a result may adversely affect our suppliers’ operations, which in turn could harm our results of operations.

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

Our customers face competition from market operators who are unlicensed and unregulated, including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products in many states which have legalized cannabis for medical or adult use. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our clients and our business, results of operations, as well as the perception of cannabis use. Furthermore, given the restrictions on regulated cannabis retailers, it is possible that legal cannabis consumers revert to the illicit market as a matter of convenience.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

As disclosed above in “— Operational Risks,” there is substantial doubt about our ability to continue as a going concern and if adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including bankruptcy. We currently have no need or plans to seek bankruptcy protection. U.S. courts have historically held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. Although we are not in the business of growing or processing cannabis or selling or even possessing cannabis or cannabis products, a U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.

The conduct of third parties may jeopardize our business.

Our success depends in part on our suppliers’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. We cannot guarantee that our systems, protocols, and practices, including our compliance and monitoring processes, will prevent all unauthorized or illegal activities by our suppliers. The conduct of our suppliers, who are third parties, and their actions could expose them to legal sanctions and costs, which could in turn, materially adversely affect our business and operations.

The conduct of third parties may jeopardize our regulatory compliance.

While we are a technology company, not a cannabis licensee, and as such, are not subject to commercial cannabis regulations that apply to cannabis operators, we cannot guarantee that our systems, protocols, and practices will prevent any and all unauthorized or illegal activities by our suppliers. Our success depends in part on our suppliers’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. Despite the procedures and protocols in place for license verification by our catalog and compliance team, any non-compliance by our suppliers could put our business at risk, as discussed herein, and could also subject us to potential actions by state regulators to prohibit cannabis licensees from advertising on our platform, which could materially adversely affect our business, operations, financial condition, brand, and reputation.

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

Certain states in which we operate have enacted regulations regarding marketing and sales activities of cannabis products, including certain state restrictions that directly or indirectly affect our products, including our online order reservation platform, which could limit availability of some of our products and in turn adversely affect demand for our listing and marketing services. For example, the NY OCM recently adopted rules that significantly impede our ability to do business in

New York under our current business model. We filed a legal challenge against the NY OCM, alleging that, among other things, the rules were unconstitutional restrictions on commercial speech, were arbitrary and capricious, and were promulgated in excess of NY OCM’s authority. The New York Supreme Court, the state’s trial level court of general jurisdiction, granted Leafly a preliminary injunction while the case proceeds. If the ultimate ruling is adverse to Leafly, our business in New York is likely to be adversely affected. Generally speaking, if our suppliers are unable to effectively use our products and compete for market share, or if the costs of compliance with applicable regulations cannot be absorbed by our suppliers, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.

Cannabis businesses are subject to unfavorable U.S. tax treatment, which reduces our clients’ profitability and could result in decreased demand for our services.

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E of the Code may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our suppliers, who are cannabis retailers and brands. However, Section 280E of the Code and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. While the Section does not directly affect our Company, we believe there are indirect impacts to our business which could be significant, in that Section 280E lowers our suppliers’ profitability, and could result in decreased demand or higher price sensitivity for our listing and marketing services. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. We believe this negatively affects us because our sales and operating results could be adversely affected if our suppliers decrease their marketing budgets and are operating on lower profit margins as a result of unfavorable treatment by the Code.

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

Other claims against us can be expected to be made in the future. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and diversion of management attention. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop using certain trademarks, discontinue offering certain features, purchase licenses or modify our services and platform features while we develop non-infringing substitutes or may result in significant settlement costs. Though we have two issued U.S. patents, we may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

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

Additionally, with the advent, adoption, and integration of artificial intelligence initiatives in the cannabis industry, protecting and enforcing our intellectual property rights may be more challenging and more costly. Artificial intelligence enables users to engage in category-based scraping of data types such as text, images, and videos and to efficiently categorize, classify, interpret, and analyze data.

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

Public Company and Financial Reporting Risks

Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Common Stock.

Our common stock and public warrants are currently traded on the Nasdaq Capital Market (the “Capital Market”). If we continue to remain out of compliance with the Capital Market’s continued listing standards and Nasdaq’s rules governing composition of a listed company’s audit committee, the Nasdaq may take steps to delist our common stock and warrants. We previously have been out of compliance with other Nasdaq listing standards, discussed below, and our securities would have been subject to delisting by Nasdaq if we had not timely cured the deficiencies we were then experiencing. If our securities are delisted from Nasdaq, such action would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

Nasdaq Listing Rule 5550 requires a Company listed on the Capital Market to continuously meet at least one of the following requirements set forth in Nasdaq Listing Rule 5550(b) (the “Continued Listing Standards”):

Continued Listing Standard	Requirement	Leafly's Position as of December 31, 2023

“Stockholders’ Equity”	Minimum $2.5 million	Negative $12.5 million

“Market Value of Listed Securities”	Minimum $35 million	$10.8 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years	Loss of $9.5 million

As shown above, we do not currently comply with the Continued Listing Standards, and we expect to receive a notification from Nasdaq’s Listing Qualifications Staff (“Staff”) confirming our noncompliance. Within 45 calendar days from the date of receiving the Staff’s notification, we will have the right to submit to Nasdaq a plan to regain compliance with Nasdaq’s Stockholders’ Equity and/or Market Value of Listed Securities standards, and the Staff may grant us an extension of up to 180 calendar days from the date this Annual Report is filed for us to evidence compliance.

To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension we may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35 million or more for a minimum of 10 consecutive business days at any time before the end of any extension we may receive from the Staff. We can give no assurances that the Staff will grant us an extension or, even if the Staff grants us an extension, that we will be given the full 180 calendar days or that we will be able to comply with the Continued Listing Standards.

If we do not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing our compliance plan submission, or if we do not submit a compliance plan after receiving the Staff’s notification, the Nasdaq Listing Rules require the Staff to provide written notification to us that our securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

In addition, from January 1, 2024 until March 25, 2024, Leafly was out of compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board’s Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter (the “Notice”) from the Staff confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, then Leafly must evidence compliance no later than July 1, 2024 (the “Cure Period”). The Notice did not immediately affect the listing of Leafly’s common stock or warrants, and its common stock and warrants continue to trade on Nasdaq. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

On October 28, 2022, we received a letter from the Staff indicating that we no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that we also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved our application to transfer the listing of our common stock and warrants from the Nasdaq Global Market to the Capital Market, effective April 21, 2023, on the basis that we complied with the Net Income standard for the Capital Market under Nasdaq Listing Rule 5550(b)(3). The transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, we received a letter from the Staff indicating that we did not meet the requirement to maintain a minimum bid price of $1 per share, which is imposed by Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market and by Nasdaq Listing Rule 5550(a)(2) for continued listing on the Capital Market (the “Bid Price Requirement”) and that we had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of not regaining compliance with the Bid Price Requirement, we received a letter from Nasdaq notifying us that the Company’s common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) and submitted a plan of compliance. We submitted a Plan, which was approved by the Panel, giving us until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 12, 2023, we implemented a one-for-twenty reverse split of the Company’s common stock (see, Note 11), and on September 29, 2023, we received formal notice from Nasdaq confirming that the Company regained compliance with the Bid Price Requirement, would continue to be listed and traded on the Capital Market and the listing matter was closed.

If we are delisted from the Capital Market, it is unlikely we would qualify for listing on another national securities exchange in the United States and trading of our common stock and warrants would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQX, the OTCQB or the Pink Market maintained by OTC Markets Group Inc. We cannot assure you that our common stock and/or warrants, if delisted from Nasdaq, will ever be listed on another securities exchange or quoted on an over-the counter quotation system. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. Accordingly, delisting from the Capital Market could make trading our common stock more difficult for investors, likely leading to declines in our share price, trading volume and liquidity. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors which may further limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

We will continue to incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we are incurring and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jumpstart Our Business Startups Act (“JOBS Act”), and the rules and regulations of the SEC and the Nasdaq have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the resources we have deployed to establish and continue to develop the corporate infrastructure required to meet the obligations of a public company have diverted and will continue to divert management’s attention from strategic endeavors, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

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

Risks Relating to Ownership of our Common Stock

We qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, our securities may be less attractive to investors and it could be more difficult to compare our performance to the performance of other public companies.

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

The market price of our common stock fluctuates and may continue to fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our revenue and results of operations;
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
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
•
the overall performance of the cannabis industry, including the decline in investments in the industry;
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

As of December 31, 2023, we had options outstanding to purchase up to an aggregate of 121,427 shares of our common stock, unvested restricted stock units (“RSUs”) totaling 209,946 shares, convertible notes outstanding which may convert into 124,808 shares of our common stock, 81,260 shares of our common stock held by the holders of Merida Holdings, LLC (the “Sponsor”) shares prior to Merida’s initial public offering that are subject to earn-out conditions, and Warrants outstanding to purchase 522,549 shares of our common stock. As of January 1, 2023, we also had the ability to issue up to 225,144 shares of common stock under the 2021 Plan and 59,304 shares of common stock under the Employee Stock Purchase Plan, and to issue up to an aggregate of 300,000 shares of common stock to former Leafly shareholders per the Merger Agreement and to Participants under the Earn-Out Plan.

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

As disclosed above in “— Operational Risks,” there is substantial doubt about our ability to continue as a going concern and if adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including bankruptcy. We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. We are subject to certain restrictions under the terms of the convertible notes, including limitations regarding incurring future indebtedness, subject to specific allowances in the convertible notes. However, we will not be restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the convertible notes that could have the effect of diminishing our ability to make payments on the convertible notes when due. Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt instruments and executing on our business plan.

As of December 31, 2023, our total long-term debt was approximately $29.1 million, representing the $29.7 million principal of new convertible notes net of associated debt issuance costs. Our indebtedness could have important consequences to our current and potential investors. These risks include:

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

Negative publicity about our company, including our technology, sales practices, executive management and other personnel or customer service, or the cannabis industry more generally, could diminish confidence in and the use of our services. Our reputation and brand, the traffic to our website and mobile application, and our business may suffer if consumer sentiment towards our platform and services, or the cannabis industry more generally, turns negative. In addition, our website and mobile application publish opinion pieces and serve as platforms for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed on our platform to us, which could harm our reputation.

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
•
our compliance with laws and regulations, including those applicable to any political action committees that we may choose to support and to any lobbying activities we may undertake;
•
our ability to provide support to our customers and suppliers;

•
our ability to continue championing social justice, equity, and inclusion efforts; and
•
any actual or perceived data breach or data loss, or misuse or perceived misuse of our platform.

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
•
health, safety, or medical events involving cannabis products or hemp-derived products, whether or not attributed to us;
•
interruptions, delays or cyber-attacks on our platform; and
•
litigation or regulatory developments.

Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our platform and have a material adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees and contractors, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our leadership team, software engineers, legal, finance, marketing professionals, sales staff and contractors. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees and contractors. Qualified individuals are in high demand, in particular software engineers, and we may incur significant costs to attract them. Our industry may pose additional challenges to attracting qualified individuals. In addition, the loss of any of our senior management or key employees could adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees and contractors or retaining and motivating existing employees and contractors, our business could be materially harmed.

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

We maintain cash deposits in accounts at financial institutions in the U.S. and Canada. At times, our deposits in U.S. or Canadian financial institutions may exceed the amount of insurance provided on such deposits by the FDIC, the National Credit Union Administration (“NCUA”), or the Canada Deposit Insurance Corporation (“CDIC”), as applicable. If one or more of the financial institutions in which we hold cash deposits fails, we could lose all or a portion of our uninsured cash balances. If access to our cash accounts in the future is impaired, whether temporarily or otherwise, we may be unable to pay our operational expenses such as payroll or make other payments. For example, in 2023, Silicon Valley Bank and Signature Bank were shut down and went into receivership. We did not have a banking relationship with either of these banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, including the financial institutions in which we or our customers hold cash, our and our customers’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If our customers lose access to their cash accounts in the future, their ability to pay us for our products and services may be materially impacted, which could also have a material adverse impact on our business and financial condition.

The impact of macroeconomic conditions in the United States and Canada, including the resulting effect on advertising and marketing spending by cannabis retail and brands businesses, may adversely affect our business, operating results and financial condition.

Our performance is subject to macroeconomic conditions and, particularly, their impact on levels of advertising spend by cannabis businesses, which are largely small and medium-sized businesses, and which may be disproportionately affected by economic downturns. In addition, our business may be directly affected by business cycles and other factors affecting the healthcare industry, due to the uses or potential uses of cannabis in the healthcare industry. To the extent that macroeconomic conditions in the United States and Canada (or other factors affecting the healthcare industry) materially deteriorate, our existing and potential customers may no longer consider investment in our advertising and marketing solutions a necessity, or may elect to reduce advertising and marketing budgets. Historically, economic downturns have resulted in overall reductions in advertising and marketing spending, although this was generally not the case during the economic downturn in 2020-2021 related to the COVID-19 pandemic. However, we experienced lower payment collection rates during the same period. In 2023, the cannabis industry was negatively impacted by macroeconomic conditions, including a sudden and significant decrease of investment in cannabis businesses and continued price deflation that began in 2022. These and other conditions resulted in financial hardship for certain cannabis businesses including a significant number of our paying brand and retailer customers, triggering higher than expected drops in revenues and immediate reductions in their marketing budgets. In turn, we experienced higher than expected rates of customer churn, bad debt expense and collection efforts in 2023, manifesting in a 30% decline in ending retail accounts for the year ended December 31, 2023 compared to the year ended December 31, 2022. If we cannot replace these accounts or if our customers continue to struggle financially or do not remain viable, our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables could be adversely impacted, which could have a material adverse impact on our financial condition and results of operations.

In addition, even if our existing and potential customers have sufficient budgets, our web-based advertising and marketing solutions may be viewed by them as a lower priority and could cause them to reduce the amounts they spend on advertising, terminate their use of our advertising solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our platform who convert to paying customers of our suppliers. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. During times of economic hardship, if consumers do not convert to paying customers of our supplier at the rates they expect, our suppliers may be even more likely to decline to use our advertising and marketing solutions, which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to the risks of earthquakes, fires, floods, droughts, climate change, crop failure due to weather or other factors, water shortages, epidemics, pandemics and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, droughts, climate change, water shortages, epidemics, pandemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate operations are located in the Seattle area, a region known for seismic activity. In addition, acts of terrorism or civil unrest could cause disruptions in our or our suppliers’ businesses or the economy as a whole. For more information see “— Operational Risks — We rely upon cloud-based data centers, infrastructure and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business, and interruptions or performance problems with these systems, technologies and networks may adversely affect our business and operating results.”

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

We continue to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. If governmental restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with suppliers and consumers. For example, during the course of the pandemic, some of our suppliers’ operations and supply chains were significantly disrupted and caused a temporary significant decrease in activity on our platform.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Our Cybersecurity Approach and Strategy

Our cybersecurity approach includes consideration of information security controls in aspects of the business where unauthorized occurrences could adversely affect the confidentiality, integrity, or availability of our information systems as part of our overall risk management strategy, looking to the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) as a guide in how we identify, assess, and mitigate material cybersecurity risks. Cyber risk management encompasses partnerships among teams that are responsible for cybersecurity governance, prevention, detection, and remediation activities within our Company’s cybersecurity environment.

We have engaged external cybersecurity professionals to help design and manage our security program. These experts conduct annual penetration testing and incident response tabletop exercises, make recommendations on how to continuously improve our cybersecurity program, and assist us in implementing their recommendations into our existing processes.

Accordingly, we have implemented processes for overseeing, detecting and identifying material risks from cybersecurity vulnerabilities and threats, and technical, process, and people related security controls designed to mitigate material cybersecurity risks. We also maintain an Incident Response Plan, which defines the procedures for evaluating, and reporting cybersecurity incidents to executive leadership. The Incident Response Plan also creates a framework and delegates tasks to appropriate personnel for responding to a cybersecurity incident based on the severity of an incident. These processes are integrated into our overall risk management strategy.

Our ongoing cyber risk management efforts include penetration testing to assess and manage cybersecurity risks and monthly reviews of our risk register, which are updated on an ongoing basis. From time-to-time, we also provide enterprise-wide cybersecurity training for employees to continuously improve our mitigation against human-driven vulnerabilities.

We have experienced security incidents in the past, which we believe were immaterial and were not reportable under applicable state law or our other obligations; however, there can be no assurance that our determinations were correct. We do not believe there are material risks from cybersecurity threats, including as a result of previous incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Oversight of Third-Party Service Providers

We manage cybersecurity risks through our use of third-party service providers by integrating our mitigation strategies throughout various functional areas within the Company, including but not limited to the Company’s business segments and information technology, engineering, infrastructure, and legal departments. These strategies include, as applicable, conducting technical assessments at the outset of any third-party service provider engagement, limiting the disclosure or transfer of information to an as-needed basis by way of technical infrastructure, and contractually requiring third parties to maintain security controls and protect our information and maintain established notification protocols in the event of any known material data breach using industry best practices.

Responsibilities of Management and Board

Management

Our Senior Vice President of Product, who has extensive cybersecurity knowledge from over 20 years of experience in leadership roles at technology companies ranging in maturity from various startups to Sony, a large billion dollar corporation, leads the team responsible for overseeing, managing, and assessing our material cybersecurity risks, and works in close coordination with other members of leadership, infrastructure, and information technology, and our external professional providers to maintain cybersecurity risk management and data protection.

Board

Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility both directly and through its committees, and has delegated the responsibility of providing oversight of cybersecurity risks to its Audit Committee, including oversight over the steps management takes to monitor and control such exposures. Our Senior Vice President of Product and external cybersecurity professionals are responsible for overseeing, managing and assessing material cybersecurity risks, and periodically report to the Audit Committee on the ongoing development, status and health of our cybersecurity program and material cybersecurity risks or incidents, if any.

Item 2. PROPERTIES

Leafly’s corporate headquarters is in Seattle, Washington. Many of our employees are geographically dispersed, with our largest cluster of employees outside of Seattle based in California. As of December 31, 2023, we did not have any material physical properties used in our operations in Seattle or elsewhere. Deferring the use of any material physical properties and moving to a fully remote workforce after the impact of COVID-19 has allowed us to best serve the needs of our employees and reinvest those capital resources into our business.

Item 3. LEGAL PROCEEDINGS

We are involved in, and from time to time may become involved in, investigations, claims, lawsuits, audits or other proceedings arising in the ordinary course of our business. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share, and warrants to purchase shares of our common stock are currently traded on the Capital Market, and from February 4, 2022 until April 21, 2023, traded on the Nasdaq Global Market, under the symbols LFLY and LFLYW, respectively. From November 7, 2019 until February 3, 2022, our common stock and warrants traded on the Nasdaq Global Market under the trading symbols “MCMJ” and “MCMJW,” respectively.

Holders

The aggregate number of stockholders of record as of March 20, 2024 was 221.

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

Amounts in this section are presented in thousands, except for share and per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 131 total employees, including 128 in the U.S. and 3 in Canada as of December 31, 2023.

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

Significant Events

Reverse Stock Split

On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 11). To facilitate comparative analysis, all statements in this Annual Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the reverse stock split on a pro forma basis.

Content Shift

During the first half of 2023, in conjunction with our reductions in staffing and cost cutting (see “Reductions in Force” below), Leafly began its transition from a news-centric platform to a marketplace platform. In this “content shift,” we changed our area of focus toward lower-funnel, more shoppable content to maximize consumer demand for our retailer customers by attracting visitors who are more likely to order from our retailers. Leafly has enhanced its deal types, delivery options and created deeper search capabilities intended to drive conversion to sales back to retailers and brands. Our strategy is to focus on key and emerging retailer and brand accounts by strongly aligning our sales and marketing resources with their needs. Accordingly, as of the third quarter of 2023, we no longer report monthly active users (“MAU”) as a key metric. In addition, at the end of the second quarter, we implemented select pricing increases, pass-throughs of certain costs and annual subscription agreements in select markets. As expected, we experienced some slowing of our revenue growth during the third and fourth quarters of 2023 as our team was focused on process change.

Reductions in Force

In light of the current macroeconomic environment, we have taken steps to manage the business accordingly. We implemented plans to reduce operating expenses, including the following previously-announced headcount reductions:

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

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. These cost reductions are not expected to have a significant impact on the scope of our business. We will focus on maximizing efficiencies across all areas, investing in projects and products that we expect will result in the highest returns. The Company continues to refine its staffing plans in order to be better situated to become profitable in future periods.

Key Metrics

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain metrics in the operation of our business:

Ending Retail Accounts

Ending retail accounts is the number of paying retailer accounts with Leafly as of the last month of the respective period. Retail accounts can include more than one retailer. We believe this metric is helpful for investors because it represents a portion of the volume element of our revenue and provides an indication of our market share. Management believes this metric offers useful information in understanding consumer behavior, trends in our business, and our overall operating results.

Retailer Average Revenue Per Account (“ARPA”)

Retailer ARPA is calculated as monthly retail revenue, on an account basis, divided by the number of retail accounts that were active during that same month. An active account is one that had an active paying subscription with Leafly in the month. We believe this metric is helpful for investors because it represents the price element of our revenue. Management believes this metric offers useful information in understanding consumer behavior, trends in our business, and our overall operating results.

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Year Ended December 31,
	2023	2022	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	4,075	5,806	(1,731)	-30%
Retailer ARPA[2]	$607	$566	$41	7%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

The 30% decline in year-over-year ending retail accounts for the year ended December 31, 2023, compared to 2022, was primarily related to customer budget constraints and Leafly’s removal of non-paying customers. As part of our efforts to understand trends, we’ve analyzed our lost accounts to gain insight into why they left the platform. Using that data, we are seeking to create a more tailored approach to reactivation when it makes sense while offering pricing that we believe better aligns with individual retailer needs and budgets. With this more thoughtful approach, we expect fewer accounts churning for non-payment or delinquency given that our non-paying accounts have already been removed. We expect to see better alignment of reacquired customers to the right product at the right price with a more durable retailer base.

The 7% increase in ARPA for the year ended December 31, 2023, compared to 2022 was due largely to previously implemented pricing increases and the lower retail account base discussed above.

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

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Revenue:
Retail	$35,923	$36,742	$(819)	-2%
Brands	6,329	10,621	(4,292)	-40%
Total revenue	$42,252	$47,363	$(5,111)	-11%

Retail

Retail subscriptions revenue decreased $770 and digital display ads decreased $365, partially offset by an increase in other revenues of $319, for the year ended December 31, 2023 as compared to 2022. Digital media display ads revenue declines were due to decreased volume of display ads sold. For the year ended December 31, 2023, the decrease in retail subscription revenue as compared to 2022 was primarily due to customer churn and marketplace dynamics which offset the favorable impact of the price increase in the third quarter.

Brands

Macro challenges, including changes in state regulatory provisions, have put overall pressure on the cannabis industry which has impacted and is expected to continue to impact our brand advertising business. For the year ended December 31, 2023 as compared to 2022, Brands revenue decreased $4,292, due primarily to direct-to-consumer marketing revenue decrease of $1,586, a reduction in display ads of $1,576 and a branded content decrease of $774.

Cost of Revenue

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Cost of sales: [1]
Retail	$4,088	$4,432	$(344)	-8%
Brands	713	1,428	(715)	-50%
Total cost of sales	$4,801	$5,860	$(1,059)	-18%

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs. For the year ended December 31, 2023 as compared to 2022, retail cost of revenue decreased $344 due to decreased website infrastructure costs of $151 and labor allocation costs of $229, partially offset by an $36 increase in business platform and merchant processing costs.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency. Brands cost of revenue decreased $715 for the year ended December 31, 2023 as compared to 2022, of which $525 corresponds to decreased associated revenue. Brands cost of revenue also decreased $190 due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the two reductions in force and cost reduction activities discussed above.

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$12,504	$27,080	$(14,576)	-54%
Product development	9,848	14,988	(5,140)	-34%
General and administrative	22,150	27,440	(5,290)	-19%
Total operating expenses	$44,502	$69,508	$(25,006)	-36%

Sales and Marketing

Sales and marketing expenses decreased $14,576 for year ended December 31, 2023 as compared to 2022 due to:

•
a $9,423 decrease in compensation costs;
•
a $3,964 reduction in advertising and marketing spending;
•
a $660 reduction in professional services; and
•
a $529 reduction in other costs.

Product Development

Product development expenses decreased $5,140 for the year ended December 31, 2023 as compared to 2022 due to:

•
a $4,358 decrease in compensation costs (or $5,483 excluding capitalized costs). Product development expenses are reported net of $1,345 and $2,470 of costs capitalized to internal-use software for the years ended December 31, 2023 and 2022, respectively;
•
a $1,235 reduction in professional services; and
•
a $127 reduction in other costs; partially offset by:
•
a $580 increase in depreciation expense primarily related to capitalized internal use software.

General and Administrative

General and administrative expenses decreased $5,290 for the year ended December 31, 2023 as compared to 2022 due to:

•
a $2,901 decrease in compensation costs, including a $1,213 decrease in stock-based compensation expense, which was attributable to the modification of awards in the first quarter of 2022 (Note 13);
•
a $1,829 reduction in insurance;
•
an $1,134 decline in other costs; and
•
a $815 decrease in professional services; partially offset by
•
a $1,389 increase in bad debts expense due to slowing collections in 2023.

Other Income and Expense

	Year Ended December 31,
	2023	2022	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(2,778)	$(2,811)	$33	-1%
Change in fair value of derivatives	309	36,823	(36,514)	nm
Other expense, net	22	(937)	959	nm
Total other income (expense)	$(2,447)	$33,075	$(35,522)	nm

1.
An “nm” reference means the percentage is not meaningful.

Interest expense for the year ended December 31, 2023 was similar to that of the 2022.

The change in fair value of derivatives for the year ended December 31, 2023 as compared to 2022 was due to the recognition of derivatives in connection with the Business Combination and changes in their valuations, which were primarily driven by the decline in Leafly’s stock price during 2022. See Note 15 to our consolidated financial statements within this Annual Report for details on the valuations and the fair value changes in the periods presented.

Other expense, net decreased for the year ended December 31, 2023 as compared to 2022 due primarily to $874 of costs incurred in connection with the Business Combination during 2022, which were allocated upon closing of the Business Combination to newly issued derivative liabilities that are recorded at fair value on a recurring basis.

Net (Loss) Income

Net loss was $9,498 for the year ended December 31, 2023, compared to net income of $5,070 for the year ended December 31, 2022. The $14,578 reduction in net (loss) income was due to the change in fair value of derivatives in 2022 and the decline in revenues during 2023, both of which were partially offset by the realization of cost savings from the 2022 and 2023 reductions in force, as discussed above.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes and Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net (loss) income before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of “Adjusted EBITDA”. Below we have provided a reconciliation of net (loss) income (the most directly comparable to accounting principles generally accepted in the United States of America (“GAAP”) financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

A reconciliation of net (loss) income to non-GAAP EBITDA and Adjusted EBITDA follows:

	Year Ended December 31,
	2023	2022
Net (loss) income	$(9,498)	$5,070
Interest expense, net	2,778	2,811
Depreciation and amortization expense	986	449
EBITDA	(5,734)	8,330
Stock-based compensation	2,955	3,917
Transaction expenses allocated to derivatives and reverse stock split	55	874
Severance costs	754	492
Change in fair value of derivatives	(309)	(36,823)
Adjusted EBITDA	$(2,279)	$(23,210)

The decrease in EBITDA for the year ended December 31, 2023 versus 2022 is primarily due to the change in fair value of derivatives in 2022 as a result of the decline in Leafly’s stock price. See Note 15 to our consolidated financial statements within this Annual Report for more information regarding the fair value of derivatives. The increase in Adjusted EBITDA for the year ended December 31, 2023 versus 2022 reflects the cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $15,544 and $25,202 as of December 31, 2023 and 2022, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Year Ended December 31, 2023

During the year ended December 31, 2023, the Company utilized a total of $9,658 of cash primarily to fund: cash operating losses of approximately $2,492; changes in current assets and liabilities of $6,112; and investing activities (primarily capitalized software costs) of $1,316. The changes in current assets and liabilities during 2023 included reductions in accrued expenses of $3,826 primarily related to the payment of 2022 bonuses and accrued interest as well as the change in accounts receivable of $2,104, offset by the change in prepaid expenses and other current assets of $825 related to the payment of directors and officers’ insurance. Of the $9,658 of cash used during 2023, $9,639 was expended during the first quarter, reflecting our concerted efforts to become cash flow positive during the remainder of 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

As compared to 2022, cash used in operations decreased by $19,484 to $8,604 for the year ended December 31, 2023, mainly due to decreased net loss from operations as a result of the reductions in force and the cost cutting measures employed in 2022 and 2023. See discussions under “— Significant Events” and “— Results of Operations” above for more information. Cash used in investing activities decreased $1,154 to $1,316 primarily due to lower software capitalization in 2023. Cash and restricted cash provided by financing decreased $26,803 to $262 for 2023, primarily due to proceeds from the convertible promissory notes and the closing of the Business Combination in 2022. See Notes 3, 11, and 12 to our consolidated financial statements within this Annual Report for more information.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at December 31, 2023 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Annual Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay the operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. In addition, we are obligated to pay any convertible 2022 Notes when they come due on January 31, 2025 that do not ultimately convert to equity. See Note 9 to consolidated financial statements within this Annual Report for more information.

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

To the extent existing sources of liquidity are not sufficient to fund future activities, meet our payment obligations under the 2022 Notes or pursue strategic opportunities, we may need to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. Any additional equity financing may be dilutive to stockholders. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or pursuing certain business opportunities. There can be no assurance that, if needed, we will be able to obtain additional or adequate financing or to refinance or restructure our indebtedness on terms favorable to us, if at all. See, Part I, Item 1A Risk Factors under the headings “Operational Risks — We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.” and “— Risks Relating to our Indebtedness”.

Going Concern Assessment

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. We have $29,700 of 2022 Notes maturing on January 31, 2025 (Note 9) and based on our current liquidity position would not be able to repay the 2022 Notes when due. In addition, we have experienced revenue declines, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $74,198 and $64,700 at December 31, 2023 and 2022, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date our 2023 financial statements are issued. In response to these conditions, we took the following actions:

•
We implemented previous restructuring plans, most recently in the fourth quarter of 2022 and during the first quarter of 2023, which reduced our labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. We still expect to recognize the full-year impact of our 2023 restructuring in 2024.
•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023, we worked with our noteholders and converted $300 of the outstanding principal to equity.
•
In early 2024, we began an initiative that we believe will improve revenues by hiring 8 sales professionals and implementing improved selling strategies.

We are closely monitoring and reducing operating expenses where we are able to, while ensuring the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures, our current positive working capital of $13,922 as of December 31, 2023 and planned operations will not be sufficient to meet our capital requirements for a period of at least twelve months from the date that our December 31, 2023 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date our 2023 financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

Upon the closing of the Business Combination, Leafly issued the 2022 Notes, which provided incremental funding for our operations. Note 9 to our consolidated financial statements within this Annual Report provides additional information regarding the 2022 Notes.

Noncompliance with Nasdaq Continued Listing Standards

On November 2, 2022, we received a letter from the Staff indicating that the Company did not meet the Nasdaq’s Bid Price Requirement and that we had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of the Company failing to regain compliance with the Bid Price Requirement, we received a letter from Nasdaq notifying us that the Company’s securities would be subject to delisting from Nasdaq unless we timely requested a hearing before the Panel and submitted a plan of compliance. We submitted a plan and on May 23, 2023, the Panel approved it, giving us until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 29, 2023, we received formal notice from Nasdaq (“Compliance Notice”) confirming that the Company regained compliance with the Bid Price Requirement, will continue to be listed and traded on the Capital Market and the listing matter was closed. As of the date of the Compliance Notice, we met the Net Income standard, as set forth in Nasdaq Listing Rule 5550(b)(3) (Note 10). However, the Company currently does not meet any of the three Continued Listing Standards, as discussed below.

Nasdaq Listing Rule 5550 requires a Company listed on the Capital Market to continuously meet at least one of the Continued Listing Standards set forth in Nasdaq Listing Rule 5550(b), as follows:

Continued Listing Standard	Requirement	Leafly's Position as of December 31, 2023

“Stockholders’ Equity”	Minimum $2.5 million	Negative $12.5 million

“Market Value of Listed Securities”	Minimum $35 million	$10.8 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years	Loss of $9.5 million

As shown above, we do not currently comply with the Continued Listing Standards, and we expect to receive a notification from Staff of the Nasdaq confirming our noncompliance. Within 45 calendar days from the date of receiving the Staff’s notification, we will have the right to submit to Nasdaq a plan to regain compliance with Nasdaq’s Stockholders’ Equity and/or Market Value of Listed Securities standards, and the Staff may grant us an extension of up to 180 calendar days from the date this Annual Report is filed for us to evidence compliance.

To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension we may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35 million or more for a minimum of 10 consecutive business days at any time before the end of any extension we may receive from the Staff. We can give no assurances that the Staff will grant us an extension or, even if the Staff grants us an extension, that we will be given the full 180 calendar days or that we will be able to comply with the Continued Listing Standards.

If we do not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing our compliance plan submission, or if we do not submit a compliance plan after receiving the Staff’s notification, the Nasdaq Listing Rules require the Staff to provide written notification to us that our securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

In addition, from January 1, 2024 until March 25, 2024, Leafly was out of compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board’s Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter (the “Notice”) from the Staff confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, then Leafly must evidence compliance no later than July 1, 2024 (the “Cure Period”). The Notice did not immediately affect the listing of Leafly’s common stock or warrants, and its common stock and warrants continue to trade on Nasdaq. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

Other than our 2022 Notes (see Note 9 to our consolidated financial statements), we do not have any long-term debt, lease obligations or other long-term liabilities. We have entered into several multi-year licensing and administration agreements in the ordinary course of business, the cost of which are reflected within general and administrative expense within our statements of operations.

Related Party Relationships

See Note 14 to our consolidated financial statements within this Annual Report for information on the Company’s related party relationships and transactions.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the U.S. deferred tax assets, based largely on the history of U.S. tax losses, warrant a full valuation allowance based on the weight of available negative evidence. At December 31, 2023, we had recognized deferred tax assets of $38,606 net of valuation allowances of $38,598 (Note 17).

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock option, restricted stock unit or performance stock unit grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The fair value of stock options with service or performance conditions is estimated on the date of grant using the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock. The fair value of restricted stock awards with service or performance conditions is estimated on the date of grant based on the market value of the Company’s common stock. The fair value of stock options and restricted stock units with market-based conditions is estimated on the date of grant using a Monte Carlo simulation model, inclusive of assumptions for risk-free interest rates, expected terms, expected volatility, and the market target. Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date, which could result in different stock-based compensation expense. Stock-based compensation expense for the year ended December 31, 2023 was $2,955. During 2023, the Company primarily granted awards for which there was little requirement for estimation including: i) service-based RSUs to its employees and directors with a total fair value of $1,557; and ii) performance stock units (“PSUs”) with performance conditions and a total fair value of $196 (Note 13).

Allowance for Credit Losses

Allowance for credit risk for accounts receivables and contract assets is established based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, and known delinquent accounts. When new information becomes available that allows us to estimate the allowance more accurately, we makes an adjustment, which is considered a change in accounting estimate. If our estimate of uncollectible accounts is too low, credit loss expense may increase in future periods, and if it is too high, credit loss expense may decrease in future periods. At December 31, 2023, the allowance for credit loss was $1,398 and during the year ended December 31, 2023, we recognized a provision for credit loss of $2,767 and write-offs of uncollected accounts of $2,277 (Note 4).

Capitalized Software

Leafly capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development. The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence, management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality. The Company’s estimated useful life for capitalized software is three years, and amortization is calculated using the straight-line method. Significant judgment is required to determine the amounts capitalized and the service periods. During the year ended December 31, 2023, Leafly capitalized internal-use software costs totaling $1,345 (Note 6).

Valuations

Derivative Liabilities

As of December 31, 2023, derivative liabilities totaled $128 and consisted of derivative liabilities for our private warrants (Note 12), escrow shares and stockholder earn-out rights (Note 11). At the time of the Merger on February 4, 2022, we recorded aggregate derivative liabilities of $51,085 including a derivative liability associated with the forward share purchase agreements, which were settled in the third quarter of 2022 (Note 12). We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net (loss) income. We calculate fair value of the derivative liabilities using either a Monte Carlo simulation or the Black-Scholes model, as appropriate. Significant assumptions are used in the valuation of derivative liabilities, including the expected term, volatility and our stock price. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. For a discussion of the fair value inputs, refer to Note 15 “Fair Value Measurements” to the consolidated financial statements. For the year ended December 31, 2023, the impact of the remeasurement and settlement of these derivative liabilities was a gain of $309.

2022 Notes

As of December 31, 2023, the net carrying amount of the 2022 Notes was $29,085 with an estimated fair value of approximately $27,793. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread (Note 9). The assumptions used in computing the fair value of the 2022 Notes reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Changes in the fair value of the 2022 Notes will not impact their carrying value in the Company’s consolidated financial statements, but could be indicative of our ability to obtain similar financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Leafly is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to furnish the information required by Item 305 of Regulation SK.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Leafly Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafly Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California

April 1, 2024

PCAOB ID # 688

LEAFLY HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$15,293	$24,594
Accounts receivable, net of allowance for credit loss of $1,398 and $908, respectively	2,635	3,298
Prepaid expenses and other current assets	1,074	1,792
Restricted cash	—	360
Total current assets	19,002	30,044
Property, equipment, and software, net	2,554	2,285
Restricted cash - long-term portion	251	248
Other assets	28	135
Total assets	$21,835	$32,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$813	$1,625
Accrued expenses and other current liabilities	2,503	6,235
Deferred revenue	1,764	1,958
Total current liabilities	5,080	9,818

Non-current liabilities
Non-current portion of convertible promissory notes, net	29,085	28,863
Private warrants derivative liability	104	182
Escrow shares derivative liability	4	52
Stockholder earn-out rights derivative liability	20	204
Total non-current liabilities	29,213	29,301
Total liabilities	34,293	39,119

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 2,392,568 and 2,163,756 issued at December 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at December 31, 2023 and December 31, 2022, respectively	(31,663)	(31,663)
Additional paid-in capital	93,403	89,956
Accumulated deficit	(74,198)	(64,700)
Total stockholders' deficit	(12,458)	(6,407)
Total liabilities and stockholders' deficit	$21,835	$32,712

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$42,252	$47,363
Cost of revenue	4,801	5,860
Gross profit	37,451	41,503
Operating expenses
Sales and marketing	12,504	27,080
Product development	9,848	14,988
General and administrative	22,150	27,440
Total operating expenses	44,502	69,508
Loss from operations	(7,051)	(28,005)
Interest expense, net	(2,778)	(2,811)
Change in fair value of derivatives	309	36,823
Other income (expense), net	22	(937)
Net (loss) income	$(9,498)	$5,070

Net (loss) income per share:
Basic	$(4.74)	$2.89
Diluted	$(4.74)	$2.50

Weighted average shares outstanding:
Basic	2,005,549	1,754,012
Diluted	2,005,549	1,887,024

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Year Ended December 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	2,163,766	$—	(154,055)	$(31,663)	$89,956	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(9,498)	(9,498)
Stock-based compensation	—	—	—	—	—	—	2,955	—	2,955
Conversion of 2022 Notes to common stock	—	—	60,265	—	—	—	324	—	324
Reverse stock split	—	—	34,192	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	20,142	—	—	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	—	—	114,203	—	—	—	—	—	—
Balance at December 31, 2023	—	$—	2,392,568	$—	(154,055)	$(31,663)	$93,403	$(74,198)	$(12,458)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Year Ended December 31, 2022
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	307,000	$1	1,254,300	—	—	$—	$61,197	$(69,770)	$(8,572)
Net income	—	—	—	—	—	—	—	5,070	5,070
Stock-based compensation	—	—	—	—	—	—	3,917	—	3,917
Issuance of Common Stock upon vesting of restricted stock units	—	—	15,479	—	—	—	—	—	—
Exercise of stock options	—	—	7,225	—	—	—	158	—	158
Conversion of 2021 Notes into Common Stock upon Business Combination	—	—	206,400	—	—	—	33,024	—	33,024
Conversion of Preferred Stock into Common Stock upon Business Combination	(307,000)	(1)	307,000	—	—	—	1	—	—
Merger and recapitalization, net of fees	—	—	100,350	—	—	—	27,997	—	27,997
Stockholder contribution for debt issuance costs	—	—	—	—	—	—	924	—	924
Escrow shares derivative liability	—	—	81,260	—	—	—	(6,867)	—	(6,867)
Private warrants derivative liability	—	—	—	—	—	—	(3,916)	—	(3,916)
Forward share purchase agreement derivative liability	—	—	193,050	—	—	—	(14,170)	—	(14,170)
Stockholder earnout rights derivative liability	—	—	—	—	—	—	(26,131)	—	(26,131)
Settlement of forward share purchase agreement derivative liability	—	—	—	—	—	—	(17,841)	—	(17,841)
Purchase of treasury stock	—	—	—	—	(154,055)	(31,663)	31,663	—	—
Shares canceled	—	—	(1,298)	—	—	—	—	—	—
Balance at December 31, 2022	—	$—	2,163,766	—	(154,055)	$(31,663)	$89,956	$(64,700)	$(6,407)

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(9,498)	$5,070
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	986	449
Stock-based compensation expense	2,955	3,917
Bad debt expense, net of recoveries	2,767	1,378
Loss on disposition of assets	61	—
Noncash amortization of debt discount	546	506
Noncash interest expense associated with convertible debt	—	243
Noncash change in fair value of derivatives	(309)	(36,823)
Other	—	46
Changes in operating assets and liabilities:
Accounts receivable	(2,104)	(1,718)
Prepaid expenses and other current assets	825	(580)
Accounts payable	(813)	424
Accrued expenses and other current liabilities	(3,826)	(983)
Deferred revenue	(194)	(17)
Net cash used in operating activities	(8,604)	(28,088)

Cash flows from investing activities
Additions of property, equipment, and software	(1,345)	(2,470)
Proceeds from sale of property and equipment	29	—
Net cash used in investing activities	(1,316)	(2,470)

Cash flows from financing activities
Proceeds from exercise of stock options	—	158
Proceeds from convertible promissory notes	—	29,374
Proceeds from business combination placed in escrow and restricted	—	39,032
Trust proceeds received from recapitalization at closing	—	582
Issuance of common stock under ESPP	168	—
Repurchase of common stock and settlement of forward purchase agreements	—	(31,303)
Transaction costs associated with recapitalization	—	(10,761)
Advances (repayments) of related party payables	94	(17)
Net cash provided by financing activities	262	27,065

Net decrease in cash, cash equivalents, and restricted cash	(9,658)	(3,493)
Cash, cash equivalents, and restricted cash, beginning of year	25,202	28,695
Cash, cash equivalents, and restricted cash, end of year	$15,544	$25,202

	Year Ended December 31,
	2023	2022
Supplemental disclosure of non-cash financing activities:
Stockholder contribution for debt issuance costs	$—	$924
Repurchase of common stock in other accrued expenses	—	360
Conversion of promissory notes into common stock	324	33,024
Issuance of forward share purchase agreements	—	14,170
Issuance of private warrants	—	3,916
Issuance of sponsor shares subject to earn-out conditions	—	6,867
Issuance of stockholder earn-out rights	—	26,131

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Merger with Merida

On February 4, 2022, Leafly consummated the previously announced mergers and related transactions (collectively, the “Merger”) pursuant to the Agreement and Plan of Merger dated August 9, 2021 and amended on September 8, 2021 and on January 11, 2022 (as amended, the “Merger Agreement”). Legacy Leafly (formerly known as Leafly Holdings, Inc.) entered into the Merger Agreement with Merida Merger Corp. I (“Merida”), Merida Merger Sub, Inc., a Washington corporation (“Merger Sub I”), and Merida Merger Sub II, LLC, a Washington limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Merger Sub I merged with and into Legacy Leafly, with Legacy Leafly surviving as a wholly-owned subsidiary of Merida, and following the initial Merger and as part of a single integrated transaction with the initial Merger, Legacy Leafly merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of Merida. As a result of these Mergers, Legacy Leafly became a wholly owned subsidiary of Merida and was renamed Leafly, LLC, Merida was renamed Leafly Holdings, Inc. (“New Leafly”), and the securityholders of Legacy Leafly became security holders of New Leafly. We sometimes refer to the Mergers described above and the other transactions contemplated by the Merger Agreement and the other agreements being entered into by Merida and Legacy Leafly in connection with the Mergers as the “Business Combination” and to Merida following the Business Combination as “New Leafly.”

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), Legacy Leafly is the accounting acquirer with the Merger accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Notes 12 and 15, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.0164 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Merger, have been retroactively restated using the conversion ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated upon consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Under the rules of Accounting Standards Codification (“ASC”) Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. The Company has $29,700 of 2022 Notes maturing on January 31, 2025 (Note 9) and based on the Company’s current liquidity position would not be able to repay the 2022 Notes when due. In addition, Leafly has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued. In response to these conditions, Leafly management took the following actions:

•
The Company implemented previous restructuring plans, most recently in the fourth quarter of 2022 and during the first quarter of 2023, which reduced its labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. The Company still expects to recognize the full-year impact of its 2023 restructuring in 2024.
•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December, the Company worked with its noteholders and converted $300 of the outstanding principal to equity.
•
In early 2024, the Company began an initiative to improve revenues by hiring 8 sales professionals and implementing improved selling strategies.

The restructuring plans above have been implemented and have significantly contributed to the cash savings of the Company. The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that the combined impact of the cost reduction measures outlined in both actions above, Leafly’s current positive working capital as of December 31, 2023 and planned operations will not be sufficient to meet its capital requirements for a period of at least 12 months from the date that these December 31, 2023 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split

On September 12, 2023, the Company implemented a one-for-twenty reverse split of its common stock (Note 11). To facilitate comparative analysis, all statements in this Annual Report regarding numbers of shares of common stock and all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the reverse stock split on a pro forma basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net (loss) income.

Seasonality

We may experience seasonality in our business, which we believe has moderate impacts on our overall revenue. In certain years, we’ve seen seasonal fluctuations that coincide with either federal holidays, generally in the fourth quarter, or industry holidays and events, generally in the spring. Our industry and business history is limited and therefore we cannot be certain that these are known trends or that other trends may develop.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. Such estimates include those related to the fair value of derivative liabilities; the allowance for credit losses; the valuation allowance for deferred income tax assets; the fair value of the convertible promissory notes; the estimate of capitalized software costs and useful life of capitalized software; and the fair value of equity issuances. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Foreign Operations

Operations outside the U.S. comprise primarily Leafly Canada’s activities in Canada. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of our foreign subsidiaries were $1,623 and $1,262 as of December 31, 2023 and 2022, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company may hold cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation (“FDIC”), National Credit Union Administration (“NCUA”), or the Canada Deposit Insurance Corporation (“CDIC”) as discussed further below. Restricted cash as of December 31, 2023 and 2022 includes collateral held at the Company’s financial institution and its credit card processing company. Restricted cash as of December 31, 2023 also includes cash maintained in escrow related to certain derivatives (see Note 3). The fair value of cash, cash equivalents, and restricted cash approximate their carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents and restricted cash are deposited with major financial institutions primarily in the U.S. and Canada. At times, deposits in financial institutions may be in excess of the amount of insurance provided on such deposits by the FDIC, NCUA or CDIC. At December 31, 2023 and 2022, cash and cash equivalents totaling $9,065 and $574, respectively, held in domestic and foreign institutions, were insured within the limitations set by the FDIC, NCUA or CDIC, as applicable. To date, the Company has not experienced any losses on its cash deposits.

Accounts receivable are unsecured and the Company generally does not require collateral from its customers. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.

Accounts Receivable, Net and Payment Terms

The Company records accounts receivable (Note 4) at the time of invoicing the customer. Payment terms and conditions vary by contract type and the service being provided. Fees are usually non-refundable. Subscription-based services are typically invoiced monthly in advance and impression-based services are typically invoiced monthly in arrears. Customer payment terms vary by arrangement although payments are typically due within 30 days of invoicing. The timing between the satisfaction of the performance obligations and the payment is not significant and the Company currently does not have any significant financing components or significant payment terms. The carrying value of accounts receivable approximates their fair value due to their short-term nature.

Allowance for Credit Losses

The Company records an allowance for credit losses (Note 4) for fees owed for completed transactions that may never settle or be collected in accordance with Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses”. The allowance for credit losses reflects the Company’s current estimate of expected credit losses inherent in the enterprise and trade receivables balance. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Costs to Obtain Contracts with Customers

Certain sales incentive compensation costs are incremental costs to obtain the related customer contract. For contract costs with amortization periods of more than 12 months, these costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. There were no capitalized costs to obtain contracts with customers in 2023 or 2022. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred.

Property and Equipment

Property and equipment consists of furniture, equipment, and leasehold improvements and are stated at cost less accumulated depreciation and amortization (Note 6). Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements.

Capitalized Software

The Company capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development (Note 6). The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence, management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in product development expense. The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality.

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

The Company did not have any operating lease right-of-use assets as of December 31, 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Stock Repurchases

The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock (Note 11), a separate component of stockholders’ equity. Upon retirement, the carrying amount of treasury stock is reduced with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to accumulated deficit on the date of retirement.

Revenue from Contracts with Customers

The Company generates revenue (Note 8) by providing customers with online software and advertising services, primarily through subscription agreements. Leafly also provides advertising on a per-impression delivered basis.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the transaction price to each performance obligation using its best estimate for the SSP. The portion of our revenue for which SSP requires estimation has been immaterial.

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

Contract Balances—The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company mainly provides subscription services and bills its customers upfront for any services to be performed. As such, the Company did not have any contracts assets as of, or during the years ended, December 31, 2023 or 2022.

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

Product Development

Product development expenses primarily consist of professional services fees, allocations of various overhead and occupancy costs, and salaries and employee benefits for the engineering teams responsible for developing new products or services or significant improvements to existing products or services. Product development costs that do not meet the criteria for capitalization are expensed as incurred. Product development costs were $9,848 and $14,988 for the years ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Income Taxes

The Company accounts for income taxes using the asset and liability method (Note 17). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against the Company’s deferred income tax assets if based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company periodically reviews its operations and significant income tax positions for uncertainties and areas of judgment in the application of complex income tax regulations in several tax jurisdictions and provides a liability for potential income taxes, where applicable. The Company includes any interest and penalties related to unrecognized tax benefits within the provision for taxes.

As of December 31, 2023, the Company asserts to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2023 and 2022, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Advertising

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $93 and $3,059 during the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

Stock-based compensation expense (Note 13) represents the cost of the grant date fair value of New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”) purchase rights, stock option, restricted stock unit or performance stock unit grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period, or where applicable the performance period, of the awards. The service period for ESPP rights is equal to the offering period, which is six months. When equity awards include a performance condition that impacts the vesting or exercisability of the award, the Company records compensation cost when it becomes probable that the performance condition will be met and the service is provided. Compensation cost for awards with a performance condition are recognized over the shorter of the derived service period or the explicit/implicit service period. Compensation expense for awards subject to market-based conditions are recognized on a straight-line basis over the derived service period, regardless of whether the market condition is satisfied. Forfeitures are recognized and accounted for as they occur.

The fair value of ESPP purchase rights and stock options with service or performance conditions is estimated on the date of grant using the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock. The fair value of restricted stock awards with service or performance conditions is estimated on the date of grant based on the market value of the Company’s common stock. The fair value of stock options and restricted stock units with market-based conditions is estimated on the date of grant using a Monte Carlo simulation model, inclusive of assumptions for risk-free interest rates, expected terms, expected volatility, and the market target. Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date, which could result in different stock-based compensation expense.

The risk-free interest rates used are based on the U.S. Department of Treasury (“U.S. Treasury”) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. Options granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

have a maximum contractual term of 10 years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of ESPP purchase rights and stock options are based upon the historical volatility of a number of publicly traded companies determined to be comparable to the Company. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future.

Defined Contribution Plan

The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the The Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) Plan (Note 13), participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested immediately.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The adoption had no impact on the accumulated deficit on the consolidated balance sheet as of January 1, 2023.

Accounting Pronouncements Issued But Not Yet Adopted

In 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU expands segment disclosures for public companies. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740). This ASU expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	Year Ended December 31,
	2023	2022

Cash and cash equivalents	$15,293	$24,594
Restricted cash	—	360
Restricted cash - long-term portion	251	248
	$15,544	$25,202

The restricted cash balance at December 31, 2022 included $360 of cash maintained in escrow related to Forward Share Purchase Agreements (“FPAs”). Effective August 1, 2022, the “FPA Holders” elected to have Leafly repurchase their remaining 154,055 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly’s outstanding shares effective as of the date of purchase and placed into treasury. The FPA Holders elected to have all but $360 disbursed from the escrow account and were able to claim the remainder any time until August 1, 2023. On July 11, 2023, Leafly returned $360 of restricted cash to the FPA Holders pursuant to the terms of the FPAs. Additional information regarding the FPAs is included in Notes 12 and 15.

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $2,635 and $3,298 as of December 31, 2023 and 2022, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Year Ended December 31,
	2023	2022

Balance, beginning of period	$908	$1,848
Add: provision for credit loss, net of recoveries	2,767	1,378
Less: write-offs	(2,277)	(2,318)
Balance, end of period	$1,398	$908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

Prepaid subscriptions	$568	$916
Prepaid insurance	350	533
Other prepaid assets	82	272
Other current assets	74	71
Subtotal, current portion	1,074	1,792
Prepaid expenses, long-term portion	28	135
Total	$1,102	$1,927

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	As of December 31,
	2023	2022

Furniture and equipment	$447	$740
Capitalized internal-use software	3,655	2,310
	4,102	3,050
Less: accumulated depreciation and amortization	(1,548)	(765)
	$2,554	$2,285

The Company recognized depreciation and amortization expense as follows:

	Year Ended December 31,
	2023	2022

Depreciation expense	$84	$164
Amortization of capitalized internal-use software	902	285
Total depreciation and amortization	$986	$449

During the year ended December 31, 2023, the Company disposed of equipment with a book value of $90 for $29, resulting in a loss on disposal of $61.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2023	2022

Accrued bonuses	$—	$1,309
Other employee-related liabilities	969	2,403
Accrued interest	999	1,000
Other accrued expenses [1]	535	1,523
	$2,503	$6,235

1.
There are no individual items within this balance that exceed 10% of the total of the table.

The Company offers a discretionary annual incentive program for its executive officers whereby they are eligible to receive target bonus payouts, of up to 50% for the CEO ($73 for 2022) and 40% for other executive officers, of their base salary, with the actual bonus awarded based on a number of factors, including each executive’s individual performance, Leafly’s performance, current market and business climate, and Leafly’s financial circumstances, as determined by the Leafly board of directors. No bonuses were awarded for the year ended December 31, 2023 due to the Company’s failure to meet its performance goals. Accrued bonuses at December 31, 2022 included cash incentives for executive officers and other employees of the Company. Historically, bonuses have been provided to executives on a discretionary basis. Bonus compensation is designed to hold executives accountable and reward them for individual and business performance.

NOTE 8 — Deferred Revenue and Revenue by Type

Deferred Revenue

Contract liabilities consist of deferred revenue, which is recorded on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company's deferred revenue balances and changes therein:

	Year Ended December 31,
	2023	2022

Balance, beginning of year	$1,958	$1,975
Add: net increase in current period contract liabilities	1,595	1,942
Less: revenue recognized from beginning balance	(1,789)	(1,959)
Balance, end of year	$1,764	$1,958

A majority of the deferred revenue balance as of December 31, 2023 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Revenue by Type and Geography

The following table presents the Company’s revenue by service type:

	Year Ended December 31,
	2023	2022

Advertising [1]	$41,764	$46,945
Other services [1]	488	418
	$42,252	$47,363

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company’s revenue by geographic region:

	Year Ended December 31,
	2023	2022

United States [1]	$40,509	$44,424
All other countries [1]	1,743	2,939
	$42,252	$47,363

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company’s revenue by state:

	Year Ended December 31,
	2023	2022

Arizona	20%	18%
California	12%	12%
Oregon	10%	10%

No other state comprised 10% or more of Leafly’s revenue during the year ended December 31, 2023 and 2022. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2023 or 2022.

The following table presents the Company’s revenue by timing of recognition:

	Year Ended December 31,
	2023	2022
Over Time [1]
Retail [2]	$35,923	$36,742
Brands [3]	4,537	6,722
	40,460	43,464
Point in time [1]
Brands [4]	1,792	3,899
	$42,252	$47,363

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.
2.
Revenues from subscription services and display ads.
3.
Revenues from brand profile subscriptions and digital media (including display ads and audience extension).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

4.
Revenues from channel advertising (including direct to consumer email).

Revenues recognized over time are associated with software subscriptions, display ads and audience extension. Revenues recognized at a point in time are associated with branded content and channel advertising. There are no material variations in delivery and revenue recognition periods within the over time category.

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly’s balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.82%), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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

2023 Partial Conversion

On December 19, 2023, the Company and each of the 2022 Note holders executed a notice of conversion and consent (the “Conversion Notice”) to effect a temporary and limited adjustment to the conversion price under the Note. Pursuant to the Notice, the conversion price under the Note was equal to the dollar amount that was 5% less than the last reported sale price of the Company’s Common Stock on the trading day prior to the date of the Conversion Notice, or $4.978 (the “Conversion Price Adjustment”). The Conversion Price Adjustment was available for a period of five business days from the date of the Notice or until conversion requests for up to $300 were received, whichever was earlier. On December 19, 2023, one Holder tendered a conversion request for $300 at the Conversion Price Adjustment, resulting in the issuance of an aggregate of 60,265 shares of Common Stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $300. The Company accounted for the transaction as a debt modification and recognized the change in the fair value of the conversion feature as additional debt discount and an increase to additional paid-in capital of $24. Following such tender and in accordance with the terms of the Conversion Notice, the Conversion Price Adjustment was terminated. The Company shall pay applicable accrued interest payable and owing on the converted amount through the effective date of the conversion in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

accordance with the terms of the 2022 Notes in cash on the next interest payment date. Except as set forth above, the terms of the 2022 Notes remain the same.

Carrying Amount and Fair Value

As of December 31, 2023, the net carrying amount of the 2022 Notes was $29,085, which reflects the partial conversion noted above and includes unamortized issuance costs and debt discount of $615, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $27,793 as of December 31, 2023. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy (Note 15).

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

On February 4, 2022, in connection with the Business Combination, the 2021 Notes were converted to approximately 206,400 shares of Leafly common stock at the conversion price of approximately $52.60, which was 80% of the implied price per share of common stock in the Business Combination. Upon closing of the Business Combination, the shares of common stock then converted to shares of common stock of the combined company using the conversion ratio of 0.0164, which was used for conversion of all Leafly securities.

NOTE 10 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of December 31, 2023. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the Nasdaq’s Listing Qualifications Staff (“Staff”) indicating that it no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that it also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market (the “Capital Market”), effective April 21, 2023, on the basis that the Company complied with the Net Income standard for the Capital Market under Nasdaq Listing Rule 5550(b)(3) for the year ended December 31, 2022. The transfer of the listing resolved the October 28, 2022 noncompliance notification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On November 2, 2022, the Company received a letter from the Staff indicating that it did not meet the requirement to maintain a minimum bid price of $1.00 per share, which is imposed by Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market and by Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”) and that the Company had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of not regaining compliance with the Bid Price Requirement, the Company received a letter from Nasdaq notifying us that the Company’s common stock would be subject to delisting from Nasdaq unless it timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) and submitted a plan of compliance. The Company submitted a Plan, which was approved by the Panel, giving Leafly until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 12, 2023, the Company implemented a one-for-twenty reverse split of the Company’s common stock (Note 11), and on September 29, 2023, the Company received formal notice from Nasdaq confirming that the Company regained compliance with the Bid Price Requirement, would continue to be listed and traded on the Capital Market and the listing matter was closed.

Nasdaq Listing Rule 5550 requires a Company listed on the Capital Market to continuously meet at least one of the following requirements set forth in Nasdaq Listing Rule 5550(b) (the “Continued Listing Standards”):

Continued Listing Standard	Requirement	Leafly's Position as of December 31, 2023

“Stockholders’ Equity”	Minimum $2.5 million	Negative $12.5 million

“Market Value of Listed Securities”	Minimum $35 million	$10.8 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years	Loss of $9.5 million

Although we have not yet received a notification from Nasdaq’s Listing Qualifications Staff ("Staff") confirming noncompliance, as shown above, the Company did not comply with the Continued Listing Standards at December 31, 2023. Should we receive the Staff’s notification of noncompliance, the Company will have the right to submit to Nasdaq a plan to regain compliance with Nasdaq’s Stockholders’ Equity and/or Market Value of Listed Securities standards. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore can only be demonstrated through audited financial statements. If the Company submits a compliance plan, and if it is accepted by Nasdaq, the Staff may grant the Company an extension of up to 180 calendar days from the date of the Staff’s notification for the Company to evidence compliance.

To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension period the Company may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35.0 million or more for a minimum of ten consecutive business days at any time before the end of any extension the Company may receive from the Staff. If the Company does not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing the Company’s compliance plan submission, or if the Company does not submit a compliance plan after receiving the Staff’s notification, the Nasdaq Listing Rules require the Staff to provide written notification to us that Leafly’s securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 11 — Stockholders’ Deficit

Common Stock

Reverse Stock Split

On July 12, 2023, during the Company’s 2023 Annual Meeting of Stockholders, Leafly’s stockholders approved a proposal for a reverse stock split (the “Reverse Stock Split”) as part of the Company’s plan to regain compliance with the Bid Price Requirement under Nasdaq listing rules (Note 10). Effective September 12, 2023, the Company effected a one-for-twenty (1-for-20) Reverse Stock Split of its common stock. As a result of the Reverse Stock Split:

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
o
Leafly issued 34,192 shares in connection with the above criteria. No fractional shares were issued in connection with the Reverse Stock Split.
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

To facilitate comparative analysis, all statements in this Annual Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the Reverse Stock Split on a pro forma basis.

Business Combination

The Consolidated Statements of Changes in Stockholders’ Deficit reflect the reverse recapitalization on February 4, 2022, as discussed in Note 1. Since the Legacy Leafly was determined to be the accounting acquirer in the Business Combination, all periods presented prior to consummation of the Business Combination reflect the historical activity and balances of Legacy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Leafly (other than common and preferred stock and potentially issuable shares underlying stock options and convertible promissory notes, which have been retroactively restated).

On February 4, 2022, the Business Combination was consummated pursuant to the Merger Agreement. Prior to the Business Combination, Legacy Leafly’s capital stock consisted of Series A preferred stock and common stock. Upon the consummation of the Business Combination, all issued and outstanding shares of Series A preferred stock converted to shares of nonredeemable common stock. In connection with the settlement of the FPAs (Note 12), 1,298 shares held by the Sponsor were canceled, according to an agreement between the Company and Merida Holdings, LLC entered into upon execution of the FPAs.

Authorized Shares

As of December 31, 2023 Leafly’s authorized capital stock consisted of:

•
200,000,000 shares of Leafly common stock, $0.0001 par value per share; and
•
5,000,000 shares of Leafly preferred stock, $0.0001 par value per share.

Voting Rights

The holders of Leafly common stock exclusively possess all stockholder voting power with respect to Leafly, except as otherwise required by law or the Company’s charter. Holders of Leafly common stock are entitled to one vote per share on each matter properly submitted to a vote of stockholders. The holders of Leafly common stock will at all times vote together as one class on all matters submitted to a vote of stockholders, unless otherwise required by Delaware law or the charter. If Leafly has multiple classes of common stock in the future, then Delaware law could require holders of shares of a class of capital stock to vote separately as a single class in the following circumstances:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Sponsor Shares Subject to Earn-Out Conditions

In accordance with the Merger Agreement, upon closing of the Business Combination, 81,260 of the shares of the Company’s common stock held by the Sponsor were placed in escrow and subjected to earn-out conditions (“Escrow Shares”). Of these Escrow Shares, 50% will be released from escrow if and when the Company’s common stock trades at or above $270.00 for 20 out of 30 consecutive trading days at any time during the two-year period following closing of the Business Combination, and the remaining 50% will be released from escrow if and when the Company’s common stock trades at or above $310.00 for 20 out of 30 consecutive trading days at any time during the three-year period following closing of the Business Combination. In addition, all 81,260 Escrow Shares will be released upon a change in control.

We account for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings. See Note 15 for additional information.

Treasury Stock

Effective August 1, 2022, the Company repurchased 154,055 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663, with $31,303 paid with restricted cash held in escrow at the time and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2022. These repurchases were in settlement of the FPAs. See Notes 3 and 12 for additional information.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 271,454 shares of common stock (the “Rights”) if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination. We account for the Rights as derivative liabilities, which we remeasure to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings. See Note 15 for additional information.

The Rights will be earned and shares of common stock will be issued as follows:

First Tranche

Up to 135,727 shares will be issued if and when:

•
revenue for the year ended December 31, 2022 equaled or exceeded $65,000 (“first revenue target”, which was not met) or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $270.00 (“first target price”) during the two-year period beginning on the trading day after the closing date of the Merger (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “first target period”), or
•
a change of control occurs within the first target period at the first target price or higher, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

•
a pro rata portion of 135,727 shares (50%) if the revenue during the first target period meets or exceeds 90% of the first revenue target (this target was also not met).

Second Tranche

Up to 135,727 shares will be issued if and when:

•
revenue for the year ending December 31, 2023 equals or exceeds $101,000 (“second revenue target”, which was not met), or
•
the date on which the volume-weighted average price of common stock for a period of at least 20 days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $310.00 (“second target price”) during the three-year period beginning on the trading day after the closing date of the Business Combination (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions with respect to shares of common stock occurring at or after the closing of the Business Combination) (the “second target period”), or
•
a change of control occurs within the second target period at the second target price or higher, or
•
a pro rata portion of 135,727 (50%) if the revenue during the second target period meets or exceeds 90% of the second revenue target (this target was also not met).

If the second revenue target or second target price is met in full, the respective first revenue target or first target price, as applicable, will be deemed to have been met as well if it had not been met during the first target period.

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of December 31, 2023.

NOTE 12 — Warrants and Forward Share Purchase Agreements

Warrants

Public Warrants

At December 31, 2023 and 2022, there were 7,105,772 and 7,027,821 warrants outstanding to purchase an aggregate of 355,288 and 351,391, respectively, shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Private Warrants

At December 31, 2023 and 2022, there were 3,345,215 and 3,423,166 warrants outstanding to purchase an aggregate of 167,260 and 171,158, respectively, shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants. During the years ended December 31, 2023 and 2022, Private Warrant holders converted 77,951 and 527,145, respectively, Private Warrants to Public Warrants.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings. See Note 15 for additional information.

Forward Share Purchase Agreements

In December 2021 and January 2022, the Company entered into four separate FPAs with the FPA Holders. The FPAs allowed the FPA Holders to sell and transfer common stock held by such holders, not to exceed a total of 200,000 shares in aggregate, to the Company in exchange for cash. The price to be paid by the Company was initially $203.20 per share for up to 130,000 shares and $200.20 per share for up to 70,000 shares. As required by the FPAs, $39,032 of cash was placed into escrow upon closing of the Business Combination, to be used for the share purchases. If the FPAs were not exercised by the FPA Holders within their terms of three months post-Business Combination closing, the associated funds were to be released from escrow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

to the Company. We account for the FPAs as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

On May 3, 2022, Leafly and the FPA Holders entered into amendments to the FPAs (the “Amended FPAs”). The Amended FPAs modified the price at which the applicable FPA Holder has the right, but not the obligation, to have Leafly repurchase certain shares held by the applicable FPA Holder as of the closing of the Business Combination and not later sold into the market at a price of $203.20 per share (with respect to 34,308 of the shares subject to the Amended FPAs) and $206.20 per share (with respect to 120,199 of the shares subject to the Amended FPAs). The Amended FPAs also modified the date by which such FPA Holders could elect to have Leafly repurchase their shares to August 1, 2022. In connection with the Amended FPAs, certain amendments were also made to the escrow agreements in respect of the escrow accounts.

During 2022, a total of $8,089 was released from the escrow accounts due to certain FPA Holders selling shares in the open market, which was accordingly reclassified on the Company’s balance sheet from restricted cash to cash.

Effective August 1, 2022, the FPA Holders elected to have Leafly repurchase their remaining 154,055 shares covered by the FPAs for an aggregate repurchase price of $31,663. As a result, the shares repurchased have been removed from Leafly’s outstanding shares effective as of the date of purchase and placed into treasury. The FPA Holders elected to have all but $360 disbursed from the escrow account and were able to claim the remainder any time until August 1, 2023. On July 11, 2023, Leafly returned $360 of restricted cash to the FPA Holders pursuant to the terms of the FPAs (Note 3). Also, in connection with the settlement, 1,298 shares of the Company’s common stock held by the Sponsor were canceled, according to an agreement between the Company and the Sponsor entered into upon execution of the FPAs.

NOTE 13 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the ESPP. Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the year ended December 31, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2024, 225,144 shares of common stock were available for issuance under the 2021 Plan and 20 remained available at December 31, 2023.

2022 Awards

In August 2022 and October 2022, the Company, granted stock options to purchase an aggregate of 5,085 shares of common stock at a weighted-average exercise price of $39.52 per share and granted an aggregate of 127,999 restricted stock units (“RSUs”) and performance stock units (“PSUs”). Of the PSUs granted, 34,155 were market-based awards made to executives with a grant date fair value of $0.80 per share with vesting based on achievement of a $1.0 billion market cap by February 4, 2026, and 6,831 were performance awards made to executives with a grant date fair value of $16.20 per share with vesting based in part on achievement of a fiscal year 2022 adjusted EBITDA target, as defined in the award agreements, which was achieved. Prior to such grants, no grants had been made under the 2021 Plan. On March 13, 2023, the Company approved

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

the vesting of 6,831 PSUs awarded in 2022, which vested based on the achievement of the Company’s 2022 adjusted EBITDA target on March 13, 2023.

2023 Awards

The Company granted 31,567 annual incentive plan RSUs on March 14, 2023, which vested over four months. On July 25, 2023, the Company granted: 125,559 service-based RSUs to employees, which are scheduled to vest over a two-year period from the initial vest date; 32,724 RSUs to non-employee Board members, which vested in full on August 20, 2023; and 23,634 PSUs to senior management, with vesting contingent upon the Company meeting certain fiscal year 2023 financial performance metrics, as specified in the award agreements. On November 30, 2023, the Company granted 23,634 RSUs to senior management and on December 19, 2023, the Company granted 19,440 RSUs to employees, all of which are scheduled to vest over a one-year period from the initial vest date. Also on December 19, 2023, the Company granted 7,900 RSUs to employees which are scheduled to vest over a two-year period from the initial vest date and 1,800 RSUs to non-employee Board members, which are scheduled to vest on July 12, 2024. See Note 19 for awards and vestings subsequent to December 31, 2023.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the year ended December 31, 2023. The following weighted-average assumptions were used as inputs to the pricing model for options granted during the year ended December 31, 2022:

Risk-free interest rate	4.1%
Expected term in years	4.07
Expected volatility	74.6%
Expected dividend yield	0.0%

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	—	$—	$—	—
Granted	5,085	39.52
Exercised	—	—
Forfeited or expired	(37)	39.60
Outstanding at December 31, 2022	5,048	39.52	$—	9.61
Exercised	—	—
Forfeited or expired	(72)	34.11
Outstanding at December 31, 2023	4,976	$39.60	$—	8.64

Vested and exercisable	2,282	$39.60	$—	8.64

As of December 31, 2023, there was $61 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a remaining weighted-average period of 2.11 years. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

weighted-average grant date fair value of options granted under the 2021 Plan for the year ended December 31, 2022 was $39.52 per share.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2022	—	$—
Granted	127,999	23.40	$2,988
Vested	(15,879)	34.80	$554
Forfeited	(9,231)	31.80
Unvested at January 1, 2023	102,889	21.02
Granted	266,258	6.59	$1,753
Vested	(113,824)	10.56	$872
Forfeited	(45,377)	19.37
Unvested at December 31, 2023	209,946	$8.74

As of December 31, 2023, there was $1,415 of total unrecognized compensation cost related to unvested RSUs and $8 of total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a remaining weighted-average period of 1.67 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. There were no grants made in 2023 or 2022 under the 2018 Plan. Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	192,541	$35.40
Exercised	(7,409)	21.80
Forfeited or expired	(13,557)	79.00
Outstanding at December 31, 2022	171,575	$32.06	$75	6.83
Exercised	(21)	8.00
Forfeited or expired	(55,103)	27.41
Outstanding at December 31, 2023 [1]	116,451	$34.24	$3	4.65

Vested and exercisable	67,045	$27.44	$3	5.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.
Includes 63,648, 0, and 52,803 awards accounted for as service-based, performance-based, and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company’s common stock reaches a $1,000,000 market capitalization target for any 20 days during a 30-day period on or before the fourth anniversary of the closing of the Business Combination.

As of December 31, 2023, there was: (i) $290 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.41 years; and (ii) $317 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.35 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2018 Plan, the 2021 Plan and the ESPP:

	Year Ended December 31,
	2023	2022

Sales and marketing	$272	$223
Product development	436	234
General and administrative	2,247	3,460
	$2,955	$3,917

2022 Option Modification

Concurrent with the closing of the Business Combination, the vesting provisions of certain stock options previously granted in 2021 under the 2018 Plan to our Chief Executive Officer to purchase 47,880 shares of common stock were modified, and a corresponding charge of $1,366 was recorded during the three months ended March 31, 2022 to general and administrative expenses and additional paid-in capital.

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2024, 59,304 shares of common stock were available for issuance under the ESPP and 35,056 remained available at December 31, 2023. On March 15, 2023, eligible employees purchased 14,441 shares for a total purchase price of $120. On September 15, 2023, eligible employees purchased 5,701 shares for a total purchase price of $48. The Company’s current offering period runs from September 16, 2023 through March 15, 2024. Stock-based compensation expense includes $92 related to the ESPP for the year ended December 31, 2023 and $62 for the year ended December 31, 2022.

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, 28,546 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Year Ended December 31,
	2023	2022

401(k) matching contributions	$627	$875

NOTE 14 — Related Party Transactions

In June 2021, Merida Capital, an affiliate of Merida, purchased a convertible promissory note totaling $1,000. The note was issued as part of the existing series of 2021 Notes (see Note 9) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock upon closing of the Business Combination in February 2022, along with the other 2021 Notes.

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet and was repaid during the first quarter of 2023.

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, a member of the Company’s Board of Directors, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee is providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which is included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet.

NOTE 15 — Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis beginning February 4, 2022 (the date of closing of the Business Combination) when the derivative liabilities were assumed, and discloses the fair value hierarchy level of the valuation inputs the Company utilized to determine such fair value:

		Fair Value at			Change in Fair Value of Derivatives
Description	Level	December 31, 2023	December 31, 2022	February 4, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Private Warrants derivative liability	3	$105	$182	$3,916	$77	$3,734
Forward share purchase agreements derivative liability [1]	3	—	—	14,170	—	346
Escrow Shares derivative liability	3	4	52	6,868	48	6,816
Stockholder earn-out rights derivative liability	3	20	204	26,131	184	25,927
Total		$129	$438	$51,085	$309	$36,823

1.
The forward share purchase agreements were settled effective August 1, 2022, at which time the fair value was $13,824 based on cash settlement.

Assumptions used to determine the fair values are presented in the following sections:

Private Warrants Derivative Liability

The Private Warrants were valued using a Black-Scholes model and the following Level 3 inputs:

	December 31, 2023	December 31, 2022	February 4, 2022
Exercise price	$230.00	$230.00	$230.00
Stock price	$4.81	$13.00	$130.60
Volatility	114.5%	75.0%	34.3%
Term (in years)	3.10	4.09	5.00
Risk-free rate	3.9%	4.1%	1.8%
Dividend yield	0.0%	0.0%	0.0%

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

Forward Share Purchase Agreements Derivative Liability

The FPAs were valued using a Black-Scholes model and the following Level 3 inputs:

February 4, 2022
Exercise price - one agreement	$203.20
Exercise price - three agreements	$200.20
Stock price	$130.60
Volatility	63.9%
Term (in years)	0.24
Risk-free rate	0.2%
Dividend yield	0.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares underlying the FPAs were in some cases sold by the holders into the open market earlier (see Note 12). The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Escrow Shares Derivative Liability

The Escrow Shares derivative liability was calculated using a Monte Carlo simulation and the following Level 3 inputs:

	December 31, 2023	December 31, 2022	February 4, 2022
First stock price trigger	$270.00	$270.00	$270.00
Second stock price trigger	$310.00	$310.00	$310.00
Stock price	$4.81	$13.00	$130.60
Volatility	113.2%	86.0%	64.0%
Term (in years)	1.10	2.09	3.00
Risk-free rate	4.7%	4.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%

The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the shares may be released from escrow earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

Stockholder Earn-Out Rights Derivative Liability

The stockholder earn-out rights were valued using a Monte Carlo simulation and the following Level 3 inputs:

	December 31, 2023	December 31, 2022	February 4, 2022
First stock price trigger	$270.00	$270.00	$270.00
Second stock price trigger	$310.00	$310.00	$310.00
First revenue trigger	$65,000	$65,000	$65,000
Second revenue trigger	$101,000	$101,000	$101,000
Stock price	$4.81	$13.00	$130.60
Base year revenue assumption	$42,270	$48,000	$55,500
Volatility	113.2%	86.0%	64.0%
Term (in years)	1.10	2.09	3.00
Risk-free rate	4.7%	4.4%	1.6%
Dividend yield	0.0%	0.0%	0.0%

The revenue assumption input relates to projected revenue for fiscal year 2022 as of February 4, 2022 and for fiscal year 2023 as of December 31, 2023, and represents the midpoint of revenue guidance the Company provided in the respective periods. The volatility input was calculated using a weighted average of historical volatilities from select benchmark companies. The term input represents the maximum contractual term, though the stockholder earn-out rights may vest earlier. The interest rate input is the U.S. Treasury constant maturity rate for the instrument that most closely matches the term input.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 16 — Segment Reporting

Segment revenue and gross profit were as follows during the periods presented:

	Year Ended December 31,
	2023	2022
Revenue:
Retail	$35,923	$36,742
Brands	6,329	10,621
Total revenue	$42,252	$47,363

Gross profit:
Retail	$31,835	$32,310
Brands	5,616	9,193
Total gross profit	$37,451	$41,503

Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 17 — Income Taxes

Domestic and international (loss) income before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022

United States	$(9,878)	$6,567
Foreign	380	(1,497)
Income (loss) before income taxes	$(9,498)	$5,070

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The significant components of deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards – domestic	$20,288	$20,565
Net operating loss carryforwards – foreign	1,516	1,537
Intangible assets	10,191	11,671
Capitalized R&E Costs	4,151	—
Nonqualified stock options	486	387
Accruals and reserves	334	582
163(j) interest limitation	1,612	1,024
Other	28	22
Total deferred tax assets	38,606	35,788
Valuation allowance	(38,598)	(35,780)
Total deferred tax assets, net of allowance	$8	$8
Deferred tax liabilities:
Other	$(8)	$(8)
Total deferred tax liabilities	(8)	(8)
Total deferred tax assets, net	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2023 was an increase of $2,818.

As a result of the Business Combination in 2022, the Company had net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes of approximately $81,324, $60,498 and $5,327, respectively, as of December 31, 2023. The Company’s state NOL will begin to expire in 2039 and all of the Company’s federal NOL will last indefinitely. The Company’s foreign NOL will begin to expire in 2037.

The Code imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use NOLs may be limited as prescribed under Code Section 382 (“IRC Section 382”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company has not performed a Section 382 study as of December 31, 2023 due to its full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement had no material impact to the Company during the year ended December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Management believes all the income tax returns filed since inception remain open to examination by the major domestic and foreign taxing jurisdictions to which the Company is subject due to NOLs.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to net (loss) income before taxes as follows:

	Year Ended December 31,
	2023	2022

Federal tax expense (benefit) at statutory rate	$(1,992)	$1,065
State income tax expense (benefit) at statutory rate, net of federal benefit	(381)	238
Permanent differences	—	—
Deferred tax asset true-ups	(528)	(266)
Rate change	(308)	(329)
Foreign Rate Differential	21	—
Nondeductible items	7	—
Change in valuation allowance	2,818	7,753
Stock-based compensation	187	195
Change in fair value of warrants	(77)	(9,011)
Nondeductible compensation under 162(m)	245	353
Other adjustments, net	8	2
Provision for income taxes	$—	$—

NOTE 18 — Net (Loss) Income Per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Company are removed from the weighted-average number of shares of common stock outstanding as of the date of repurchase.

The Company considers its preferred stock to be participating securities. As of December 31, 2023, the Company had 81,260 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net (loss) income is attributed to common stockholders and participating securities based on their participation rights. Net (loss) income is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net (loss) income per share attributable to common stockholders, as a group, for the periods presented:

	Year Ended December 31,
	2023	2022

Net (loss) income	$(9,498)	$5,070
Income impact of FPAs	—	(346)
Total undistributed (loss) income	$(9,498)	$4,724

Weighted average shares outstanding	2,005,549	1,754,012
Dilutive effect of FPAs	—	56,984
Dilutive effect of stock-based awards	—	76,028
Common stock and common stock equivalents	2,005,549	1,887,024

Basic net (loss) income per share	$(4.74)	$2.89
Diluted net (loss) income per share	$(4.74)	$2.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During 2022, the Class 1, 2, and 3 shares were outstanding from January 1, 2022 through February 3, 2022, while only one class of common stock was outstanding beginning February 4, 2022.

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2023	2022

Shares subject to warrants	522,549	522,549
Shares subject to convertible promissory notes	124,808	121,043
Shares subject to ESPP	10,470	14,101
Escrow Shares	81,260	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	255,953	185,234
Shares subject to stockholder earn-out rights	271,454	271,454
	1,266,494	1,195,641

See Note 9 for additional information regarding convertible promissory notes, Note 11 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 12 for additional information regarding warrants, and Note 13 for additional information regarding stock options, RSUs and PSUs.

NOTE 19 - Subsequent Events

Board Composition

On March 25, 2024, Michael Blue tendered his resignation as a member of the Board, as chair of the Board, as chair and a member of the Board's Nominating and Corporate Governance Committee, and as a member of the Board's Audit Committee, with such resignation effective at the date and time that his successor is appointed and qualified or upon acceptance by the Board. Also on March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board, and Mr. Blue's resignation was deemed effective upon such appointments. Mr. Monat will serve on the Board's Audit Committee and Nominating and Corporate Governance Committee. Mr. Nannetti will serve on the Board's Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. In addition, the Company's existing director, Alan Pickerill, was appointed to Chair of the Board.

Delisting Notice

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board’s Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter (the “Notice”) from the Staff confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, then Leafly must evidence compliance no later than July 1, 2024 (the “Cure Period”). The Notice did not immediately affect the listing of Leafly’s common stock or warrants, and its common stock and warrants continue to trade on Nasdaq as of the date of this 2023 Annual Report. As a result of the Board’s appointment on March 25, 2024 of two new independent directors, Messrs. Monat and Nannetti, to the Board and to the Board's Audit Committee, on April 1, 2024, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

Dilution

Issuance of Equity Awards

On January 30, 2024, Leafly’s compensation committee approved the vesting of 30,560 PSUs related to the achievement of the Company’s 2023 ending cash performance target (Note 13).

On February 28 and March 26, 2024, Leafly awarded a total of 187,024 RSUs, of which 176,168 will vest quarterly in 25% increments over one year and 10,856 RSUs will vest 50% after one year and 12.5% quarterly thereafter, to Leafly executives and other employees (Note 13).

ESPP Issuance

On March 15, 2024, Leafly issued 8,443 shares on behalf of its ESPP (Note 13) for a total of $16.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2023.

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors and Executive Officers

Below is a list of the members of our board of directors (the “Board”) and our executive officers as of the date of this filing, their respective ages, positions and offices held with the Company, and the composition of the Board’s three standing committees, including the Audit Committee established in accordance with Section 3(a)(58)(B) of the Exchange Act and rules of Nasdaq.

Name	Class (1)	Current Term Expires (2)	Age	Positions Held	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Directors and Executive Officers:
Yoko Miyashita	I	2025	49	Chief Executive Officer, Director	—	—	—
Suresh Krishnaswamy	—	—	55	Chief Financial Officer	—	—	—
Nicole Sanchez	—	—	51	General Counsel	—	—	—
Non-Employee Directors:
Peter Lee	II	2026	47	Director	—	—	Member
Jeffrey Monat	III	2024	45	Director	Member	—	Chair
Andres Nannetti	III	2024	47	Director	Member	Chair	Member
Alan Pickerill	I	2025	57	Board Chair	Chair	Member	—

1.
In accordance with the bylaws of the Company, our Board is divided into three classes, each comprising as nearly as possible one-third of the directors and serving three-year terms with only one class of directors being elected in each year.
2.
Ms. Miyashita and Messrs. Lee and Pickerill have served on our Board since February 4, 2022, and Messrs. Monat and Nannetti were appointed to serve as Class III directors of our Board on March 25, 2024. The term of our Class III directors began on February 4, 2022. The current term of our Class I Directors, Yoko Miyashita and Alan Pickerill, began on July 13, 2022, and the current term of our Class II Director, Peter Lee began on July 12, 2023.

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

Peter Lee. Mr. Lee has served as a member of the Board since February 4, 2022. Mr. Lee served as Merida’s President from August 2019 until February 4, 2022, and Merida’s Chief Financial Officer, Secretary and a member of Merida’s board of directors from September 2019 until February 4, 2022. Mr. Lee has spent more than 20 years as an investment professional in both public markets and private equity. Since April 2018, Mr. Lee has been an independent investor and consultant. From 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a long/short equity oriented hedge fund. Prior to this, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund. From 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group. From 2005 to 2007, he was an analyst at Tiger Management evaluating public investments. Mr. Lee joined Tiger Management after receiving his MBA. Earlier, Mr. Lee focused on growth private equity investing in financial services and financial technology companies as a senior associate at J.H Whitney & Company from 2000 to 2002 and an associate at Capital Z Partners from 1999 to 2000. Mr. Lee began his career in 1997 as an analyst at Morgan Stanley Capital Partners, the private equity investment fund of Morgan Stanley. Mr. Lee received a B.S. in Business Administration from the University of California at Berkeley Haas School of Business and an MBA from Stanford Graduate School of Business.

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

We believe Ms. Miyashita’s long-term vision for the Company and operational and historical expertise gained from serving as our Chief Executive Officer qualifies her to serve as a director on our Board.

Jeffrey Monat. Mr. Monat was appointed to the Board on March 25, 2024. Mr. Monat has served as a Senior Partner at Merida Capital Holdings, a private equity firm, since 2018. Mr. Monat brings over 20 years of experience as an institutional investor including roles in investment analysis, M&A transactions, financial valuation, and corporate governance issues, and has been an investor in cannabis companies since 2013. Since January 2022, Mr. Monat has served as an independent director at Lowell Farms Inc. From August 2019 to February 2022, Mr. Monat served as a member of the board of directors at Merida. From 2016 to 2018, Mr. Monat served as a Senior Analyst at Sage Rock Capital, an event-driven hedge fund based in New York. Prior to this, from 2012 to 2016, he served as a Senior Analyst at Seven Locks Capital, a long/short equity hedge fund. From 2010 to 2012, Mr. Monat was with FrontPoint Rockbay, an event-driven hedge fund in New York. From 2003 to 2010, Mr. Monat was an Investment Analyst at Rockbay Capital. Prior to this, he was with Goldman Sachs, where he advised clients on M&A transactions, financial valuation, and corporate governance from 2000 to 2002 and worked in the Goldman Sachs Principal Strategies Group from 2002 to 2003. Mr. Monat currently serves as Treasurer and Trustee of the Friends Grow Friends Foundation, Inc., an after-school program that helps children with special needs improve their social skills. Mr. Monat received a B.S. in Economics from The Wharton School of the University of Pennsylvania.

We believe Mr. Monat is well-qualified to serve as a director on our Board due to his business experience and experience in the cannabis industry.

Andres Nannetti. Mr. Nannetti was appointed to the Board on March 25, 2024. Since September 2005, Mr. Nannetti has served as Managing Director of Leawood Investments, an investment management firm whose investments include real estate and land development, public infrastructure services, cannabis cultivation and manufacturing of derivative products, fresh cut flower growing, and agricultural companies in Columbia. Mr. Nannetti brings over 25 years of domestic and international business leadership and experience as both an executive officer of companies and a private equity principal investor. Mr. Nannetti served as a member of the board of directors at Merida from September 2019 to February 2022. From August 2018 to April 2022, Mr. Nannetti served as Executive Chairman of NatuEra Sarl, a Luxembourg-based global cannabis contract development and manufacturing organization with operations in Colombia. From 1999 to 2002, Mr. Nannetti co-founded and was the Chief Executive Officer at Rovia Inc., a Boston-based digital rights management software provider acquired by Enchoice. Mr. Nannetti began his career in 1998 at JP Morgan in the Latin America M&A and Morgan Capital Private Equity Groups. Mr. Nannetti received a B.S. in Economics from the Massachusetts Institute of Technology and an MBA from the Stanford Graduate School of Business.

We believe Mr. Nannetti is well-qualified to serve as a director on our Board due to his business experience, including his experience in private equity investment, operational experience, and experience in the cannabis industry.

Alan Pickerill. Mr. Pickerill has served as a member of the Board since February 4, 2022. Mr. Pickerill has served in a variety of finance and accounting roles over a 30+ year career, mainly for publicly traded technology companies. He is currently the lead independent director for Porch Group (Nasdaq: PRCH), a board member of Manson Construction and sits on the board of the YMCA of Greater Seattle. He also has served as an adjunct faculty member for the University of Washington Foster School EMBA program since December 2021. Mr. Pickerill served as Expedia Group’s Executive Vice President, Chief Financial Officer and Treasurer from September 2017 to December 2019 and had been with the company since 2008. Mr. Pickerill oversaw Expedia Group’s accounting, financial reporting and analysis, investor relations, treasury, internal audit, tax and global real estate teams. Previously, he served as Expedia Group’s Senior Vice President of Investor Relations and Treasurer. Mr. Pickerill began his career as an accountant for seven years at Deloitte and Touche before working at a variety of publicly traded technology and internet companies, including serving as Chief Financial Officer of INTERLINQ Software Corporation, as well as roles at Microsoft and Getty Images. Mr. Pickerill was licensed as a certified public accountant in Washington in 1991. Mr. Pickerill received a B.A. in Business and Accounting from the University of Washington’s Michael G. Foster School of Business.

We believe Mr. Pickerill’s business and financial expertise and experience make him well-qualified to serve as a director on our Board.

Nicole Sanchez. Ms. Sanchez has served as Leafly’s General Counsel and Secretary since January 2024, and prior to that was Leafly’s Senior Corporate and Securities Counsel from January to December 2023. Prior to joining Leafly, Ms. Sanchez served as Vice-President, Senior Legal Counsel from July to December 2022 and as Special Advisor and Legal Counsel from November 2021 to June 2022 for Aspen Insurance, U.S. Services Inc., a subsidiary of Aspen Insurance Group, a large multinational specialty (re)insurer. Prior to that, Ms. Sanchez served as Vice President, Associate General Counsel and Assistant Corporate Secretary for NMI Holdings, Inc., the holding company of National Mortgage Insurance Corporation, a nationally licensed private mortgage insurer from April 2013 to March 2021. Ms. Sanchez has a B.A. in American Studies and Studies in the Environment from Yale College and a J.D. from University of California Berkeley School of Law.

Family Relationships

There are no family relationships between any of our directors, nominees, or executive officers. There also are no arrangements or understandings between any director, nominee, or executive officer and any other person pursuant to which he or she has been or will be selected as a director and/or executive officer.

Audit Committee Financial Expert

Each member of our Audit Committee qualifies as an “audit committee financial expert” as defined by the SEC, including as a result of their business experience described above. In addition, each of our Audit Committee members satisfies the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of Nasdaq.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://investor.leafly.com/. Our code of ethics and business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We expect to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Item 11. EXECUTIVE COMPENSATION

Overview

As a “smaller reporting company” and an “emerging growth company,” we provide executive compensation disclosure in this Annual Report pursuant to scaled disclosure rules applicable to smaller reporting companies, as such term is defined in the rules promulgated under the Securities Act, and which require compensation disclosure for (i) our principal executive officer; (ii) two of our other most highly compensated executive officers, whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023; and (iii) up to two additional individuals who would have been named executive officers under (ii) but for the fact that such individuals no longer served as executive officers as of December 31, 2023. We refer to these individuals as our “NEOs.” For fiscal year 2023, our NEOs were Yoko Miyashita, our Chief Executive Officer and Suresh Krishnaswamy, our Chief Financial Officer.

Employment Arrangements with our Named Executive Officers

Yoko Miyashita, Chief Executive Officer

Ms. Miyashita serves as Leafly’s Chief Executive Officer on an at-will basis pursuant to an employment agreement she entered into with Legacy Leafly, effective as of August 17, 2020 (the “CEO Agreement”). The CEO Agreement provides for (i) a base salary of $400,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 50% of Ms. Miyashita’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. As provided in the CEO Agreement, Ms. Miyashita: (i) received stock option awards in 2021, which are described below under, “— Performance-Based Option Awards” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Ms. Miyashita’s outstanding equity awards as of December 31, 2023. Ms. Miyashita also is eligible to participate in the employee benefit plans generally available to our employees.

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

Suresh Krishnaswamy, Chief Financial Officer

Mr. Krishnaswamy serves as Leafly’s Chief Financial Officer on an at-will basis pursuant to an offer letter he entered into with Legacy Leafly, dated September 13, 2021, effective as of September 20, 2021 (the “CFO Letter”). The CFO Letter provides for (i) a base salary of $375,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 40% of Mr. Krishnaswamy’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. Pursuant to the terms of the CFO Letter, Mr. Krishnaswamy (i) received certain “new-hire” equity awards in 2021 and 2022, which are described below under “—Long-Term Equity Incentive Compensation” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Mr. Krishnaswamy’s outstanding equity awards as of December 31, 2023. In July 2023, we entered into an Executive Severance Agreement (“Severance Agreement”) with Mr. Krishnaswamy providing for severance benefits in connection with certain terminations of employment. See “Potential Payments upon Termination of Employment or Change in Control” below, for a description of the payments and other benefits to which Mr. Krishnaswamy would be entitled upon certain terminations of employment. Mr. Krishnaswamy also is eligible to participate in the employee benefit plans generally available to our employees.

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

Annual Bonus Plan

In 2023, our Compensation Committee approved a 2023 Annual Incentive Plan (“2023 AIP”) that provided for incentive awards to be paid to eligible employees, including our NEOs, in cash, shares of our common stock, or in a combination thereof. The Compensation Committee retained full discretion to determine whether to make awards under the 2023 AIP after considering a range of factors for fiscal year 2023, including year-end cash balance, revenue, adjusted EBITDA, and market and macro conditions. To be eligible to receive any bonus, each NEO must be employed with the Company at the time such payment is made.

In 2024, after assessing the Company’s 2023 financial performance, including the factors discussed above, the significant drop in ending retail accounts at the end of 2023 compared to the end of 2022, the significant decline in revenue from our Brands segment, and other factors, no awards were approved by the Compensation Committee under the 2023 AIP.

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

Performance-Based Stock Unit (“PSUs”) Awards

2022 PSU Awards

In 2022, the Compensation Committee granted multi-year PSU awards to our NEOs under our 2021 Plan (the “2022 PSU Awards”). Each 2022 PSU Award consists of three tranches, with the number of PSUs in each tranche generally equal to one-third of the total number of PSUs granted under each such award. Each tranche represents the number of PSUs that are eligible to vest in a respective annual performance period (each a “Performance Period”), based on achievement of performance goals set by our Compensation Committee for each such Performance Period. If all or a portion of the PSUs do not vest for a particular Performance Period, such unvested PSUs will remain outstanding and will be eligible for vesting if we achieve a $1 billion market capitalization for any 20 days during a 30-day period on or before February 4, 2026 (the “PSU Market Cap Milestone”). If the PSU Market Cap Milestone is achieved on or before February 4, 2026, all then outstanding unvested PSUs will become fully vested as of the date the Compensation Committee makes a determination confirming that the PSU Market Cap Milestone has been achieved.

2022 Performance Period

The first tranche of the 2022 PSU Awards was eligible to vest based on achievement of the below “2022 Top Line Revenue” and “Adjusted EBITDA” targets and corresponding payout percentages (the “2022 Performance Goals”) that were set and approved by our Compensation Committee for the “2022 Performance Period,” which ran from January 1, 2022 to December 31, 2022, with such PSUs allocated 50% to each 2022 Performance Goal. At the time we granted the 2022 PSU Awards, we determined that the grant date fair value of the portion of the award subject to the 2022 Top Line Revenue target was $0, based on a conclusion at the date of grant that such target would not be achievable.

2022 Top Line Revenue (1)	Payout Percentage
$55 million	100%
Less than $55 million	0%

1.
“Top Line Revenue” means total reported revenue in the Annual Report on Form 10-K for the 2022 Performance Period.

Adjusted EBITDA (1)	Payout Percentage
Loss equal to or less than $27 million	100%
Loss greater than $27 million but equal to or less than loss of $27.5 million	75%
Loss greater than $27.5 million but equal to or less than loss of $28.5 million	50%
Loss greater than $28.5 million	0%

1.
“Adjusted EBITDA” for the 2022 Performance Period is calculated as net income (loss) before interest, taxes and depreciation and amortization expense adjusted to exclude non-cash, unusual and/or infrequent costs and further adjusted for the impact of any change in accounting due to changes in the form of payment for bonus awards we paid under our 2022 Annual Incentive Plan (“2022 AIP”) (e.g., any add back to expense for payment of annual incentive awards in the form of stock-based awards instead of cash).

In March 2023, after assessing the Company’s achievement of the 2022 Performance Goals, the Compensation Committee made a final determination confirming that (i) the 2022 Top Line Revenue was $47.4 million, resulting in 0% achievement of the Top Line Revenue Performance Goal; and (ii) the Company’s Adjusted EBITDA loss was $23.2 million, resulting in 100% achievement of the Adjusted EBITDA Performance Goal. As a result of such determination, on March 13, 2023, 50% of the PSUs underlying the first tranche of each of Ms. Miyashita’s and Mr. Krishnaswamy’s 2022 PSU Awards vested, and the remaining 50% of the PSUs underlying the first tranche of their respective 2022 PSU Awards that did not vest because the Top Line Revenue Performance Goal was not met will remain outstanding and eligible to vest if the Company achieves the PSU Market Cap Milestone.

2023 Performance Period

The second tranche of our NEOs’ 2022 PSU Awards was eligible to vest based on achievement of the below “Cash Balance” targets and corresponding payout percentages (the “2023 Performance Goals”) that were set and approved by our Compensation Committee for the “2023 Performance Period,” which ran from January 1, 2023 to December 31, 2023.

Cash Balance(1) as of December 31, 2023	Payout Percentage
> 14.5 Million	100%
> 14.3 Million and <= 14.5 Million	87.5%
> 14.1 Million and <= 14.3 Million	75%
> 13.9 Million and <= 14.1 Million	62.5%
> 13.7 Million and <= 13.9 Million	50%
<= 13.7 Million	0%
1.
“Cash Balance” means the amount equal to the Company’s “cash and cash equivalents” less “restricted cash,” each as reflected on the Company’s consolidated balance sheets as of December 31, 2023.

In January 2024, after assessing the Company’s achievement of the 2023 Performance Goals, the Compensation Committee made a final determination confirming that the Company’s Cash Balance as of December 31, 2023 was in excess of $15 million, resulting in 100% achievement of the 2023 Performance Goals. As a result of such determination, on January 30, 2024, 100% of the PSUs underlying the second tranche of each of Ms. Miyashita’s and Mr. Krishnaswamy’s 2022 PSU Awards vested.

2024 Performance Period

The third tranche of our NEOs’ 2022 PSU Awards is eligible to vest based on achievement of certain cash balance targets established by the Compensation Committee in February 2024 for the “2024 Performance Period,” which runs from January 1, 2024 to December 31, 2024.

2023 PSU Awards

In 2023, our Compensation Committee granted one-year PSU awards to our NEOs under our 2021 Plan (the “2023 PSU Awards”), which were eligible to vest based on achievement of the same Cash Balance performance goals that were set by our Compensation Committee for the second tranche of the 2022 PSU Awards, for a performance period running from January 1, 2023 to December 31, 2023, as described above under —2023 Performance Period. In January 2024, after assessing the Company’s achievement of the 2023 Performance Goals, the Compensation Committee made a final determination confirming that the Company’s Cash Balance as of December 31, 2023 was in excess of $15 million, resulting in 100% achievement of the 2023 Performance Goals. As a result of such determination, on January 30, 2024, 100% of the PSUs underlying each of Ms. Miyashita’s and Mr. Krishnaswamy’s 2023 PSU Award vested.

Time-Based RSU Awards

In 2023, we also granted time-based RSU awards under our 2021 Plan to each of our NEOs. As previously disclosed, in March 2023, our Compensation Committee approved 2022 bonus awards for our NEOs under our 2022 AIP, which were paid 75% in cash and 25% in RSU awards (the “2022 AIP RSU Awards”). The 2022 AIP RSU Awards vested in full over four months from March to June 2023. In addition, our Compensation Committee approved annual equity incentive grants to our NEOs in (i) July 2023, which are eligible to vest in 1/8th increments on the 20th day of every third month for two years beginning on August 20, 2023 until the awards fully vest, and (ii) November 2023, which are eligible to vest in 1/4th increments on the 20th day of every third month for one year beginning on January 20, 2023 until the awards fully vest, in each case subject to the NEO’s continuous employment on each scheduled vesting date. See, — Outstanding Awards at Fiscal Year End, below.

Performance-Based Option Awards

In 2021, Legacy Leafly granted Ms. Miyashita and Mr. Krishnaswamy performance-based option awards, as provided under the CEO Agreement and the CFO Letter, respectively (the “Performance Options”), with such grants consisting of a “Liquidity Event Option” and a “Milestone Option.” As previously disclosed, the number of shares underlying each NEO’s Performance Options was adjusted following the closing of the Business Combination and are presented in the “— Outstanding Equity Awards at Fiscal Year-End” table, as adjusted. Each Performance Option is eligible to vest as follows:

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
•
Milestone Option: Each Milestone Option described below is eligible to vest upon the achievement of the milestones and in the amounts set forth below; provided that the NEO remains in continuous service until such time. The Milestone Option is eligible to vest in the amounts set forth below on the earlier of (i) the date following the Company’s filing with the SEC of its Form 10-K for the applicable fiscal year in which the applicable revenue threshold described below is attained, or (ii) the date the Market Cap Milestone is achieved. All shares subject to the Milestone Option will vest immediately upon a Change in Control provided that the NEO remains in continuous service until such time.
o
First Milestone Option: 50% of the total number of shares subject to each Milestone Option would have vested if the Company’s consolidated gross revenue for the year ended December 31, 2022 equaled or exceeded $65,000,000 (the “2022 Revenue Threshold”) with a “Pro Rata Amount,” defined below, that would have vested if the Company’s consolidated gross revenue for the year ended December 31, 2022 had equaled or exceeded 90% of the 2022 Revenue Threshold. The unvested First Milestone Option will continue to remain outstanding and eligible to vest if (i) the Market Cap Milestone is achieved, or (ii) there is a Change in Control during the term of the option.
o
Second Milestone Option: 50% of the total number of shares subject to each Milestone Option would have vested if the Company’s consolidated gross revenue for the year ended December 31, 2023 equaled or exceeded $101,000,000 (the “2023 Revenue Threshold,” and each of the 2022 Revenue Threshold and the 2023 Revenue Threshold, a “Revenue Threshold”) (with a Pro Rata Amount vesting if the Company’s gross consolidated revenue for the year ended December 31, 2023 equaled or exceeded 90% of the 2023 Revenue Threshold). “Pro Rata Amount” means an amount equal to between 90% and 100%, inclusive, of the Second Milestone Option, and corresponded to 90% to 100% achievement of the 2023 Revenue Threshold. The unvested Second Milestone Option will continue to remain outstanding and eligible to vest if (i) the Market Cap Milestone is achieved or (ii) there is a Change in Control during the term of the option.

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

Retirement Benefits

We offer a tax-qualified defined contribution retirement savings plan (the “401(k) Plan”), pursuant to which our eligible employees, including our NEOs, are able to voluntarily contribute a percentage of their annual compensation on a pre- and post-tax basis, up to the limits prescribed by the Internal Revenue Service. Each pay period, we offer a discretionary 401(k) Company matching contribution for eligible employees who participate in the 401(k) Plan, including our NEOs, of up to 100% of salary deferrals that do not exceed 1% of eligible compensation plus 50% of salary deferrals between 1% and 6% of eligible compensation. Generally, “eligible compensation” used for purposes of calculating contributions under the 401(k) Plan is the amount paid to the employee as base salary, overtime earnings, bonuses and commissions. Each of our NEOs was eligible to participate in the 401(k) Plan in 2023. We do not sponsor any nonqualified deferred compensation plans or pension plans.

2023 Summary Compensation Table

Name and Principal Position		Year	Salary ($)	Stock Awards (1) ($)		Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)

Yoko Miyashita	Chief Executive Officer	2023	$400,000	$210,394	(5)	$—	$—	$29,565	$639,959
		2022	389,489	455,914		1,815,345	73,030	32,719	2,766,497
Suresh Krishnaswamy	Chief Financial Officer	2023	375,000	133,592	(6)	—	—	25,073	533,665
		2022	365,146	359,822		—	54,750	20,009	799,727

1.
Represents the aggregate grant date fair value of RSU and PSU awards granted to our NEOs in the fiscal years presented, calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). The grant-date fair values of the RSU awards and PSU awards with performance conditions were determined based on the Company’s closing stock price on the dates of grants, while the grant-date fair value of the PSU awards with market conditions was determined using a Monte-Carlo model. See Note 13, “Equity Incentive and Other Plans” to our consolidated financial statements included in this Annual Report.
2.
Represents stock-based compensation expense recorded in 2022 in connection with the modification of Ms. Miyashita’s option awards. See Note 13, “Equity Incentive and Other Plans” to our consolidated financial statements included in this Annual Report.
3.
The amounts reported in this column represent each NEO’s annual incentive bonus that was earned in 2022, awarded by the Committee, and paid in 2023.
4.
The amounts reported in this column include 401(k) plan matching contributions of $8,083 and $10,666 for Ms. Miyashita and Mr. Krishnaswamy, respectively, cell phone allowances, health and welfare program premiums of $13,957 for each of our NEOs, and license, certification, and membership renewal fees under programs that are available to substantially all of our U.S.-based employees.
5.
The amount reported includes $72,340 of grant date fair value of the second tranche of Ms. Miyashita’s 2022 PSU Award for the 2023 Performance Period and her 2023 PSU Award, based on the probable outcome that the 2023 Performance Goal would be achieved at 100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based Stock Unit (“PSUs”) Awards” above.

6.
The amount reported includes $39,996 of grant date fair value of the second tranche of Mr. Krishnaswamy’s 2022 PSU Award for the 2023 Performance Period and his 2023 PSU Award, based on the probable outcome that the 2023 Performance Goal would be achieved at 100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based Stock Unit (“PSUs”) Awards” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our NEOs as of December 31, 2023:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights that Have Not Vested (2) ($)

Yoko Miyashita:	4/16/2020		667	—	—	$24.40	4/15/2030
	11/25/2020		4,576	—	—	$22.00	6/30/2029
	5/4/2021		2,369	—	—	$22.00	5/3/2031
	5/4/2021	(3)	26,600	5,320	—	$22.00	5/3/2031
	5/4/2021	(4)	11,970	—	11,970	$22.00	5/3/2031
	5/4/2021	(5)	—	—	23,940	$22.00	5/3/2031
	8/17/2022	(6)						6,162	$29,639	—	$—
	10/6/2022	(6)						2,477	$11,914	—	$—
	10/6/2022	(7)						—	$—	10,471	$50,366
	7/25/2023	(10)						—	$—	6,818	$32,795
	7/25/2023	(11)						10,227	$49,192	—	$—
	11/30/2023	(12)						6,818	$32,795	—	$—

Suresh Krishnaswamy:	10/27/2021	(4)	—	—	1,641	$165.20	10/26/2031
	10/27/2021	(5)	—	—	3,282	$165.20	10/26/2031
	10/27/2021	(8)	88	68	—	$165.20	10/26/2031
	11/1/2021	(8)	2,782	2,164	—	$165.20	10/31/2031
	8/17/2022	(9)						3,698	$17,787	—	$—
	10/6/2022	(9)						1,487	$7,152	—	$—
	10/6/2022	(7)						—	$—	4,114	$19,788
	7/25/2023	(11)						6,818	$32,795	—	$—
	7/25/2023	(10)						—	$—	4,545	$21,861
	11/30/2023	(12)						4,545	21,861	—	$—

1.
Amount represents the number of securities underlying option awards granted to our NEOs by Legacy Leafly under the 2018 Plan prior to the Business Combination, as converted, upon closing, to options to purchase shares of Leafly Common Stock, using an exchange ratio of 0.3283.
2.
The value is based on the $4.81 closing price of our common stock on Nasdaq on December 29, 2023 multiplied by the number of unvested RSUs and PSUs as of December 31, 2023.
3.
Represents Ms. Miyashita’s time-based option award granted in 2021 under the 2018 Plan. This option vested 25% on August 17, 2021, the first anniversary of the vesting commencement date, and thereafter, vested or will vest (subject to Ms. Miyashita’s continuous employment) in monthly increments generally equal to 1/48 of the total number of shares underlying the award.
4.
Represents the NEO’s Liquidity Event Option granted in 2021 under the 2018 Plan. For Ms. Miyashita, 50% of the options vested in February 2022. Mr. Krishnaswamy’s, and the unvested portion of Ms. Miyashita’s, Liquidity Event Option are eligible to vest based on achievement of the performance conditions described under “— Performance-Based Option Awards – Liquidity Event Option” above.
5.
Represents the NEO’s Milestone Option, which was granted in 2021 under the 2018 Plan and is eligible to vest based on achievement of the performance conditions described under “— Performance-Based Option Awards – Milestone Option” above.

6.
Represents Ms. Miyashita’s time-based Annual RSU Award, which was granted in 2022 under the 2021 Plan and is scheduled to vest quarterly in 1/16 increments, on the 20th day of every third month of the NEO’s continuous employment, starting on October 20, 2022.
7.
Represents the NEO’s 2022 PSU Award, which is eligible to vest in 1/3 installments, over three separate Performance Periods, based on achievement of the PSU Performance Goals established for each Performance Period, as described under “— Performance-Based RSU Awards” above. In March 2023, 1/6 of the award vested based upon achievement of one of the performance criteria for 2022 and in January 2024, 1/3 of the award vested based upon the achievement of the performance criterion for 2023. In addition, the remainder of the 2022 PSU Award is eligible to vest if we achieve the PSU Market Cap Milestone on or before February 4, 2026. The number reported for each NEO is based on maximum achievement.
8.
Represents Mr. Krishnaswamy’s time-based option award granted in 2021 under the 2018 Plan. The option vested 25% on September 20, 2022, the first anniversary of the vesting commencement date, and thereafter, vested or will vest (subject to Mr. Krishnaswamy’s continuous employment) in monthly increments generally equal to 1/48 of the total number of shares underlying the option award.
9.
Represents Mr. Krishnaswamy’s New Hire RSU Award, which was granted in 2022 under the 2021 Plan. The New Hire RSU Award vested 25% on October 20, 2022, and thereafter is scheduled to vest quarterly in 1/16 increments on the 20th day of every third month of continuous employment until fully vested.
10.
Represents the NEO’s 2023 PSU Award, which was eligible to vest based on achievement of the PSU Performance Goals established for 2023, as described under “— Performance-Based RSU Awards” above. In January 2024, 100% of the award vested based upon the achievement of the performance criterion for 2023.The number reported for each NEO is based on maximum achievement.
11.
Represents the NEO’s time-based Annual RSU Award, which was granted in 2023 under the 2021 Plan and is scheduled to vest quarterly in 1/8 increments, on the 20th day of every third month of the NEO’s continuous employment, starting on August 20, 2023.
12.
Represents the NEO’s time-based Annual RSU Award, which was granted in 2023 under the 2021 Plan and is scheduled to vest quarterly in 1/4 increments, on the 20th day of every third month of the NEO’s continuous employment, starting on January 20, 2024.

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

Qualifying Termination of NEO – Not in Change in Control Period

Yoko Miyashita, CEO

Under the CEO Agreement, if Ms. Miyashita incurs a “Qualifying Termination” outside of a “Change in Control Period,” she is entitled to the following: (a) cash severance equal to 100% of her annual base salary at the time of such termination, payable over the 12 months following termination and (b) reimbursement for COBRA premiums, grossed up for income taxation, for coverage up to 12 months. A Qualifying Termination is defined in the CEO Agreement as a termination by (a) the Company other than for Cause, death or Disability or (b) Ms. Miyashita for “Good Reason,” as defined in the CEO Agreement and summarized above. If there is a Qualifying Termination outside of a Change in Control Period, Ms. Miyashita’s unvested equity awards would be forfeited immediately, and she would have 90 days after her date of termination to exercise any vested, unexercised stock options, after which they would expire. Payment of severance is subject to Ms. Miyashita’s execution and effectiveness of a release of claims and her resignation from the Board.

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

Suresh Krishnaswamy, CFO

Under the Severance Agreement, if Mr. Krishnaswamy is terminated by the Company other than for “Cause” or resigns for “Good Reason,” at a time other than during a “Change of Control Period” (each as defined in the Severance Agreement), subject to his execution and the effectiveness of a release of claims, he would be entitled to the following: (a) cash severance equal to 50% of his annual base salary in effect on his last day of employment (exclusive of any other compensation), payable over the six months following his termination and (b) reimbursement for COBRA premiums for coverage up to six (6) months, if he were to elect coverage.

The Severance Agreement uses the same definition of “Cause” as the CEO Agreement, and is set forth above.

The Severance Agreement defines “Good Reason” as Mr. Krishnaswamy’s resignation within thirty days following the expiration of any Company cure period following the occurrence of one or more of the following, without Mr. Krishnaswamy’s consent: (i) a material reduction of authority, duties or responsibilities; (ii) a reduction of more than 10% in base cash compensation in effect immediately prior to such reduction, unless the Company also similarly reduces the base cash compensation of all other senior executives of the Company; (iii) a material change in the geographic location of the primary work facility or location; provided, that a relocation of less than 25 miles from the then-present location will not be considered a material change in geographic location; or (iv) following a “Change in Control,” the failure of the Company to obtain the assumption of the material obligations of the Severance Agreement by any successors. Mr. Krishnaswamy may not resign for Good Reason without first providing the Company with written notice of the alleged grounds for Good Reason within 90 days of the initial existence of such alleged grounds and a cure period of 30 days following the date the Company receives such notice during which such condition must not have been cured.

Under the Severance Agreement, a “Change of Control” is defined in the 2021 Plan, and a “Change of Control Period” is the period commencing on the Company’s public announcement of a proposed Change of Control and ending on the earlier of (i) the 12 month period following the consummation of the proposed Change of Control, or (ii) the Company’s public announcement that the proposed Change of Control will not occur.

Termination of NEO During Change in Control Period

Yoko Miyashita, CEO

Under the CEO Agreement, if Ms. Miyashita incurs a “Qualifying Termination” during a “Change in Control Period,” she is entitled to the following: (a) lump sum cash severance payment equal to the sum of (i) 100% of her annual base salary at the time of such termination, plus (ii) her target annual bonus; (b) reimbursement for COBRA premiums, grossed up for income taxation, for coverage up to 12 months; and (c) accelerated vesting of all equity awards in full, and for purposes of determining the number of shares that will vest pursuant to the foregoing with respect to any performance-based equity award, the applicable performance criteria will be deemed to have attained at a 100% level. Ms. Miyashita would have 90 days after such termination to exercise vested, unexercised options, after which they would expire. Payment of severance is subject to Ms. Miyashita’s execution and the effectiveness of a release of claims and her resignation from the Board.

Mr. Krishnaswamy, CFO

Under the Severance Agreement, if Mr. Krishnaswamy is terminated by the Company other than for Cause or resigns for Good Reason during a Change of Control Period (as defined in the Severance Agreement), subject to his execution and the effectiveness of a release of claims, he would be entitled to the following: (a) cash severance equal to 50% of his annual base salary in effect on his last day of employment (exclusive of any other compensation), payable over the six months following his termination; (b) reimbursement for COBRA premiums for coverage up to six (6) months, if he were to elect coverage; and (c) accelerated vesting in full of all of his then outstanding, unvested time-based RSU and stock option awards. Mr. Krishnaswamy would have 90 days after such termination to exercise vested, unexercised options, after which they would expire.

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

Compensation Committee Interlocks and Insider Participation

No person who served on the Compensation Committee during the Company’s last completed fiscal year was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee. Peter Lee served on the Compensation Committee until March 25, 2024 and served as Merida’s President, Chief Financial Officer and Secretary until the closing of the Business Combination, but did not receive compensation for such service, other than reimbursement for out-of-pocket expenses incurred in connection with activities on Merida’s behalf.

2023 Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. No individual meeting fees are paid for either Board meetings or committee meetings. We pay or reimburse travel and other expenses incurred by our non-employee directors in attending in-person Board meetings. In 2023, our non-employee directors received grants of RSUs in July and December 2023, with the July grants vesting in full in August 2023 and the December grants eligible to vest in full on July 12, 2024, subject to each directors’ continued service on the vest date. Effective April 1, 2023, the Board approved increases to the annual cash retainers we paid to our non-employee directors for their Board and committee service (Ms. Miyashita is not compensated for her role on the Board), including a new annual cash retainer for the lead independent director position.

Until April 1, 2023, we paid our non-employee directors based on the following schedule:

•
an annual $75,000 cash retainer for the Board chair;
•
an annual $45,000 cash retainer for each Board member, other than Board chair;
•
an annual cash committee chair retainer for each committee chair (incremental to annual cash retainers for Board chair/members):
o
Audit: $30,000
o
Compensation: $20,000
o
Nominating and Corporate Governance: $15,000
•
an annual cash committee member retainer for each committee member (incremental to annual cash retainers for Board chair/members, but not incremental to annual committee chair retainers):
o
Audit: $20,000
o
Compensation: $12,000
o
Nominating and Corporate Governance: $10,000

After April 1, 2023, we paid our non-employee directors based on the following schedule:

•
an annual $80,000 cash retainer for the Board chair;
•
an annual $50,000 cash retainer for each Board member, other than Board chair;
•
an annual $13,000 cash retainer for the Lead Independent Director (“LID”);
•
an annual cash committee chair retainer for each committee chair (incremental to annual cash retainers for Board chair/members and LID):
o
Audit: $32,500
o
Compensation: $22,500
o
Nominating and Corporate Governance: $17,500

•
an annual cash committee member retainer for each committee member (incremental to annual cash retainers for Board chair/members and LID, but not incremental to annual committee chair retainers):
o
Audit: $22,500
o
Compensation: $14,500
o
Nominating and Corporate Governance: $12,500

Compensation for our non-employee directors during fiscal year 2023 was as follows:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	All Other Compensation ($) (3)	Total ($)

Michael Blue	$90,625	$48,188	$—	$138,813
Cassandra Chandler	87,500	39,451	—	126,951
Blaise Judja-Sato	84,583	39,451	—	124,034
Peter Lee	84,250	42,553	120,000	246,803
Alan Pickerill	94,500	42,553	—	137,053

1.
Each of our non-employee directors started their service on our Board on February 4, 2022. Mr. Judja-Sato resigned from the Board effective November 30, 2023. Ms. Chandler resigned from the Board effective December 31, 2023. Mr. Blue resigned from the Board effective March 25, 2024.
2.
Amounts in this column represent the grant date fair value of the RSUs granted to our non-employee directors in 2023, calculated in accordance with ASC Topic 718. See Note 13, “Equity Incentive and Other Plans” to our consolidated financial statements included in this Annual Report. As of December 31, 2023, each of Messrs. Blue, Lee and Pickerill held 1,498 unvested RSUs.
3.
Effective September 1, 2023, the Company entered into a consulting agreement with Mr. Lee for a maximum contract amount of $120,000, under which Mr. Lee provided the company with certain business and corporate development consultancy services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information about the beneficial ownership of our common stock, that is owned as of March 20, 2024 by:

•
each person known to us to be the beneficial owner of more than 5% of outstanding common stock;
•
each of our 2023 NEOs and directors; and
•
all of our executive officers (our 2023 NEOs) and directors as a group.

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

We based our calculation of the percentage of beneficial ownership on 2,301,495 shares of our common stock outstanding as of March 20, 2024. In computing the number of shares of common stock beneficially owned by a person and such person’s percentage of ownership of all outstanding shares, we deemed as owned and outstanding for such person those shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 20, 2024 and RSUs held by that person that will vest within 60 days of March 20, 2024. We, however, did not deem such shares as outstanding for the purpose of computing the percentage ownership of any other person .

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	% of Outstanding Common Stock

5% Stockholders:
Michael Blue (2)	155,142	6.7%
Executive Officers and Directors of the Company:
Michael Blue (2)	155,142	6.7%
Yoko Miyashita (3)	80,706	3.4%
Peter Lee (4)	36,466	1.6%
Suresh Krishnaswamy (5)	25,332	1.1%
Alan Pickerill	7,710	*
All directors and executive officers as a group (6 individuals) (6)	311,650	13.0%

* Indicates less than 1 percent.

1.
Unless otherwise indicated, the business address of each of the individuals is c/o Leafly Holdings, Inc., 113 Cherry St. PMB 88154 Seattle, WA 98104-2205.
2.
Includes 25,000 shares of common stock held by Jamestown 2021 Trust, for which JP Morgan Trust Company of Delaware is the trustee, but Mr. Blue exercises voting and investment power.
3.
Includes (i) 21,005 shares of common stock, (ii) 49,507 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 20, 2024, and (iii) 10,194 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 20, 2024.
4.
Includes 16,371 shares of common stock issuable on exercise of 327,410 warrants to purchase common stock for $230 per share.

5.
Includes (i) 14,866 shares of common stock, (ii) 3,295 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 20, 2024, and (iii) 7,171 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 20, 2024.
6.
Includes (i) 52,802 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 20, 2024, (ii) 21,870 shares of common stock subject to RSUs that are scheduled to vest within 60 days of March 20, 2024, and iii) 16,371 common shares issuable on exercise of 327,410 warrants to purchase common stock.

Equity Compensation Plan Information

As of December 31, 2023, Leafly had the following equity compensation plans under which equity securities of the registrant were authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)

Equity compensation plans approved by security holders (1)	331,373	$18.16	366,339

Equity compensation plans not approved by security holders	—	—	—

Total	331,373	$18.16	366,339

1.
Includes the 2018 Plan, 2021 Plan, 2021 ESPP and Earn-Out Plan.
2.
Represents 116,451 and 4,976 shares issuable under outstanding stock options under the 2018 Plan and 2021 Plan, respectively, and 209,946 unvested RSUs and PSUs granted under the 2021 Plan.
3.
Weighted-average exercise price is based solely on outstanding stock options; the unvested RSUs and PSUs do not have exercise prices.
4.
Represents 20 shares issuable under the 2021 Plan, 35,056 shares issuable under the ESPP, 302,717 shares issuable under the 2018 Plan and 28,546 shares issuable under the Earn-Out Plan, as of December 31, 2023. Annually, during the terms of the 2021 Plan and the ESPP, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the number of shares of common stock available for future issuance under each plan automatically increases in accordance with the terms of the applicable plans, such that (a) the number of shares of common stock under the 2021 Plan automatically increases on each January 1 by the lesser of (i) 10% of the fully diluted shares of common stock outstanding as of the last day of the preceding fiscal year and (ii) 225,124 shares (as may otherwise be adjusted pursuant to the terms of the 2021 Plan); and (b) the number of shares of common stock under the ESPP automatically increases on each January 1 by the lesser of (i) 2.5% of the fully diluted shares of common stock outstanding as of the last day of the preceding fiscal year and (ii) 56,281 shares (as may otherwise be adjusted pursuant to the terms of the ESPP).

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

Promissory Notes — Related Party

On June 25, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Promissory Note, which was also the largest aggregate amount of principal outstanding under the Promissory Note. The Promissory Note was non-interest bearing and payable prior to the consummation of a Business Combination. The $400,000 that remained outstanding under the Promissory Note prior to the closing of the Business Combination was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2023.

On October 13, 2021, Merida issued an unsecured promissory note in the amount of $400,000 to the Sponsor (the “Second Promissory Note”), pursuant to which Merida borrowed an aggregate principal amount of $400,000 under the Second Promissory Note, which was also the largest aggregate amount of principal outstanding under the Second Promissory Note. The Second Promissory Note was non-interest bearing and payable prior to the consummation of a Business Combination. The $400,000 that remained outstanding under the Second Promissory Note prior to the closing of the Business Combination was repaid in connection with the closing of the Business Combination and was no longer outstanding as of December 31, 2023.

Registration Rights

At the closing of the Business Combination, the Company entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), with the registration rights holders. Pursuant to the terms of the Registration Rights Agreement, (a) any (i) outstanding share of common stock or any Private Warrants, and (ii) shares of common stock issued as Earn-Out Shares to shareholders of Legacy Leafly that received shares of common stock in the Business Combination or issuable as Earn-Out Shares pursuant to the Earn-Out Plan and (b) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights. Certain of the shareholders of Legacy Leafly that received shares of common stock in the Business Combination that are party to the Registration Rights Agreement, including Ms. Miyashita, our CEO, Michael Blue, our former director and Board chair and a holder of more than 5% of Leafly’s common stock, are related parties.

Pursuant to the terms of the Registration Rights Agreement, we previously filed registration statements, registering the resale of the registration rights holders’ shares, which is effective. The Sponsor, EBC, and their transferees may demand not more than three demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Leafly holders may demand not more than six demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Company will not be obligated to participate in more than four demand registrations or shelf underwritten offerings, in any twelve-month period. The Company has borne and will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.

Other

In June 2021, Brendan Kennedy, an investor who at the time held more than 5% of Leafly’s common stock, purchased a convertible promissory note totaling $1,000,000, which bore interest at 8% annually. The note was issued as part of the existing series of 2021 Notes (see Note 9 of Leafly’s audited consolidated financial statements) and was subject to the same interest rate, maturity, and conversion terms. This note converted to shares of Leafly common stock in accordance with its terms upon closing of the Business Combination in February 2022, along with the other 2021 Notes, which was then exchanged for merger consideration in the Business Combination.

Director Independence

The rules of the Nasdaq Capital Market (“Nasdaq”), require that a majority of the Company’s board of directors be independent. An “independent director” is generally defined under applicable Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of Nasdaq. In addition, members of the Company’s Compensation Committee and Nominating and Corporate Governance Committee must satisfy the independence criteria set forth under the listing standards of Nasdaq. In 2023, the Board determined that each of our directors who served as a director in 2023, other than Ms. Miyashita, qualified as an “independent director” under applicable SEC and Nasdaq rules for purposes of serving on the Board and each committee on which they served, as applicable, and our Board consisted of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Our Audit Committee appointed the firm of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for our fiscal year ended December 31, 2023. Marcum has been our independent registered public accounting firm since 2019, and Marcum also served as the independent registered public accounting firm of Merida prior to the consummation of the Business Combination. The following table presents fees for professional services rendered by Marcum to us for the years ended December 31, 2023 and 2022, respectively:

	2023	2022

Audit Fees	$550,000	$574,514
Audit related fees	78,500	60,000
Total fees	$628,500	$634,514

The audit related fees are related to work performed in connection with registration statements, such as due diligence procedure and issuance of comfort letters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors and, pursuant to the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All fees for 2023 and 2022 were pre-approved by Leafly’s Audit Committee pursuant to the Company’s prior approval procedures.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this report:
1.
Financial Statements (See Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report);
2.
The exhibits listed in the “Exhibit Index” attached to this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1	Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10-K	12/31/21	3.1	3/31/22

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc.	8-K	9/8/23	3.1	9/11/23

3.3	Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1	Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2	Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3	Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4	Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5	Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.6	Description of Leafly's securities	10-K	12/31/21	4.6	3/31/22

10.1	Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.2		Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	1/6/22	10.1	1/12/22

10.4	+	Leafly Holdings, Inc. Earn-Out Plan	S-4/A	12/9/21	Annex E	12/10/21

10.5	+	The Leafly Holdings, Inc. 2021 Equity Incentive Plan	10-K	12/31/21	10.5	3/31/22

10.6	+	Form of Stock Option Award Agreement, 2021 Equity Incentive Plan	10-K	12/31/22	10.6	3/29/23

10.7	+	Form of Restricted Stock Unit Award Agreement (Directors), 2021 Equity Incentive Plan	10-Q	6/30/23	10.2	8/11/23

10.8	+	Form of Performance Stock Unit Award Agreement, 2021 Equity Incentive Plan	10-Q	6/30/23	10.3	8/11/23

10.9	+	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan	10-K	12/31/21	10.6	3/31/22

10.10		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.11	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.12	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.13	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.14		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.2	12/9/21

10.15		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.16	+	The Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.22	3/31/22

10.17	+	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.23	3/31/22

10.18	+	Form of 2022 AIP RSU Agreement	10-K	12/31/22	10.27	3/29/23

10.19		Notice of Conversion and Consent	8-K	12/19/23	10.1	12/21/23

10.20	+	Form of Executive Severance Agreement	10-Q	9/30/23	10.1	11/13/23

10.21	+	Form of Amended and Restated 2022 Performance Stock Unit Award Agreement	10-Q	9/30/23	10.2	11/13/23

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.22	* +	Offer Letter from Leafly Holdings, Inc. to Nicole Sanchez, dated December 7, 2023.

10.23	+	Form of Restricted Stock Unit Award Agreement (Employees), 2021 Equity Incentive Plan	10-Q	6/30/23	10.1	8/11/23

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements of its report contained in this Annual Report.

31.1	*

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

32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer of Leafly pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	*	Incentive Compensation Recovery Policy

101.INS	***	Inline XBRL Instance Document

101.SCH	****	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	***	Cover Page Interactive Data File

*	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically herewith
#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensation plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	April 1, 2024	By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer, Director

Principal Financial Officer and Principal Accounting Officer

Date:	April 1, 2024	By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer Principal Accounting Officer

Date:	April 1, 2024	Directors

		By:	/s/ Yoko Miyashita
Yoko Miyashita

		By:	/s/ Alan Pickerill
Alan Pickerill

		By:	/s/ Peter Lee
Peter Lee

By:
Andres Nannetti

By:
Jeffrey Monat