Form 10-Q
period 2024-03-31
Leafly Holdings, Inc. /DE
filed 2024-05-10
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 2,365,093 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Quarterly Report regarding Leafly Holdings, Inc.’s (referred to herein as, “Leafly” or the “Company” or “we”, “our” or “us”) future financial performance, strategy, operations, operating results, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2). Words and variations of words, such as “may,” “expect,” “contemplate,” “believe,” “estimate,” “project,” “budget,” “plan,” “will,” “could,” “should,” “predict,” “potential,” “can,” “likely,” “designed” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

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

There may be events in the future that Leafly is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and in this Quarterly Report entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Leafly in such forward-looking statements.

These examples include:

•
the substantial doubt regarding our ability to continue as a going concern because we do not currently have the ability to repay our convertible notes due in January 2025;
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

Part I - Financial Information
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS		(Audited)
Current assets
Cash and cash equivalents	$14,100	$15,293
Accounts receivable, net of allowance for credit loss of $794 and $1,398, respectively	2,152	2,635
Prepaid expenses and other current assets	2,225	1,074
Total current assets	18,477	19,002
Property, equipment, and software, net	2,436	2,554
Restricted cash - long-term portion	248	251
Other assets	10	28
Total assets	$21,171	$21,835

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible promissory notes, net	$29,221	$—
Accounts payable	640	813
Accrued expenses and other current liabilities	3,608	2,503
Deferred revenue	1,877	1,764
Total current liabilities	35,346	5,080

Non-current liabilities
Convertible promissory notes, net	—	29,085
Other long-term liabilities	96	128
Total non-current liabilities	96	29,213
Total liabilities	35,442	34,293

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 2,455,556 and 2,392,568 issued at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at March 31, 2024 and December 31, 2023, respectively	(31,663)	(31,663)
Additional paid-in capital	93,977	93,403
Accumulated deficit	(76,585)	(74,198)
Total stockholders' deficit	(14,271)	(12,458)
Total liabilities and stockholders' deficit	$21,171	$21,835

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$9,048	$11,249
Cost of revenue	976	1,346
Gross profit	8,072	9,903
Operating expenses
Sales and marketing	2,620	4,911
Product development	2,413	3,280
General and administrative	4,787	6,660
Total operating expenses	9,820	14,851
Loss from operations	(1,748)	(4,948)
Interest expense, net	(607)	(713)
Other income (expense), net	(32)	264
Net loss	$(2,387)	$(5,397)

Net loss per share:
Basic	$(1.09)	$(2.79)
Diluted	$(1.09)	$(2.79)

Weighted average shares outstanding:
Basic	2,196,161	1,935,229
Diluted	2,196,161	1,935,229

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2024	—	$—	2,392,568	$—	(154,055)	$(31,663)	$93,403	$(74,198)	$(12,458)
Net loss	—	—	—	—	—	—	—	(2,387)	(2,387)
Stock-based compensation	—	—	—	—	—	—	598	—	598
Issuance of common stock under ESPP	—	—	8,443	—	—	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	63,019	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(8,474)	—	—	—	(40)	—	(40)
Balance at March 31, 2024	—	$—	2,455,556	$—	(154,055)	$(31,663)	$93,977	$(76,585)	$(14,271)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands except share amounts)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	2,163,766	$—	(154,055)	$(31,663)	$89,956	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Issuance of common stock under ESPP	—	—	14,441	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	14,255	—	—	—	—	—	—
Balance at March 31, 2023	—	$—	2,192,462	$—	(154,055)	$(31,663)	$90,734	$(70,097)	$(11,026)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,387)	$(5,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	195
Stock-based compensation expense	598	658
Credit loss, net of recoveries	496	725
Gain on disposition of assets	(2)	(10)
Noncash amortization of debt discount	136	136
Noncash change in fair value of derivatives	(14)	(267)
Other	1	3
Changes in operating assets and liabilities:
Accounts receivable	(13)	(1,065)
Prepaid expenses and other current assets	266	(2,460)
Accounts payable	(173)	(401)
Accrued expenses and other current liabilities	(223)	(1,565)
Deferred revenue	113	222
Net cash used in operating activities	(873)	(9,226)

Cash flows from investing activities
Additions of property, equipment, and software	(211)	(535)
Proceeds from sale of property and equipment	2	10
Net cash used in investing activities	(209)	(525)

Cash flows from financing activities
Issuance of common stock under ESPP	16	120
Tax payments related to shares retired for vested restricted stock units	(40)	—
Repayments of related party payables	(90)	(8)
Net cash (used in) provided by financing activities	(114)	112

Net decrease in cash, cash equivalents, and restricted cash	(1,196)	(9,639)
Cash, cash equivalents, and restricted cash, beginning of period	15,544	25,202
Cash, cash equivalents, and restricted cash, end of period	$14,348	$15,563

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash financing activities:
Short-term financing of insurance payable	$1,399	$—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1 — Description of the Business and Business Combination

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

Business Combination

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

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), Legacy Leafly is the accounting acquirer with the Business Combination accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Note 12, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.0164 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Business Combination, have been retroactively restated using the conversion ratio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2023 and 2022, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Leafly for the year ended December 31, 2023, each of which was filed with the SEC on April 1, 2024 (the “2023 Financial Information”).

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

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. The Company has $29,700 of 2022 Notes maturing on January 31, 2025 (Note 9) and based on the Company’s current liquidity position would not be able to repay the 2022 Notes when due. In addition, Leafly has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued. In response to these conditions, Leafly management took the following actions:

•
The Company implemented previous restructuring plans, most recently during the first quarter of 2023, which reduced its labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. The Company still expects to recognize the full-year impact of its 2023 restructuring in 2024.
•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December 2023 and May 2024, the Company worked with its noteholders and converted $300 and $275 (Note 18), respectively, of the outstanding principal to equity.
•
In early 2024, the Company began an initiative to improve revenues by hiring eight sales professionals and implementing improved selling strategies. In addition, during the first quarter of 2024, the Company also terminated several employees resulting in a net reduction of nine employees.

The restructuring plans above have been implemented and have significantly contributed to the cash savings of the Company. The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that, the combined impact of the cost reduction measures outlined in both actions above,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Leafly’s current negative working capital as of March 31, 2024 and planned operations will not be sufficient to meet its capital requirements for a period of at least 12 months from the date that these March 31, 2024 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation (e.g. change in fair value of derivatives are now classified within other income and expense and derivative liabilities are now included with other current and other long-term liabilities). These reclassifications had no effect on the reported net loss.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates. Such estimates include those related to the allowance for credit losses; the valuation allowance for deferred income tax assets; the fair value of the convertible promissory notes; the estimate of capitalized software costs and useful life of capitalized software; and the fair value of equity issuances. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2023 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2024 compared to the Company’s 2023 Financial Information.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740). This ASU expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update 2023-07 (“ASU 2023-07”) effective January 1, 2024. ASU 2023-07 requires expanded segment reporting disclosures (Note 15).

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$14,100	$15,293
Restricted cash - long-term portion	248	251
	$14,348	$15,544

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $2,152 and $2,635 as of March 31, 2024 and December 31, 2023, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Three Months Ended March 31,
	2024	2023

Balance, beginning of period	$1,398	$908
Add: provision for credit loss, net of recoveries	496	725
Less: write-offs	(1,100)	(542)
Balance, end of period	$794	$1,091

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2024	December 31, 2023

Prepaid subscriptions	$496	$568
Prepaid insurance	1,559	350
Other prepaid assets	123	82
Other current assets	47	74
Subtotal, current portion	2,225	1,074
Prepaid expenses, long-term portion	10	28
Total	$2,235	$1,102

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	March 31, 2024	December 31, 2023

Furniture and equipment	$445	$447
Capitalized internal-use software	3,866	3,655
	4,311	4,102
Less: accumulated depreciation and amortization	(1,875)	(1,548)
	$2,436	$2,554

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2024	2023

Depreciation expense	$16	$23
Amortization of capitalized internal-use software	313	172
Total depreciation and amortization	$329	$195

During the three months ended March 31, 2024, the Company disposed of equipment with a book value of $0 for $2, resulting in a gain on disposal of $2. During the three months ended March 31, 2023, the Company disposed of equipment with a book value of $0 for $10, resulting in a gain on disposal of $10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023

Short-term financing [1]	$1,264	$—
Other employee-related liabilities	1,137	969
Accrued interest	396	999
Accrued bonuses	107	—
Other accrued expenses [2]	704	535
	$3,608	$2,503

1.
On February 6, 2024, Leafly entered into a short-term financing arrangement to fund 75% of its directors and officers insurance policies. The $1,399 that was financed plus interest at 8.97% will be repaid in 10 monthly installments of $146 beginning March 1, 2024. The lender has a security interest in the underlying insurance policy.
2.
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

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended March 31,
	2024	2023

Balance, beginning of period	$1,764	$1,958
Add: net increase in current period contract liabilities	1,550	1,951
Less: revenue recognized from beginning balance	(1,437)	(1,729)
Balance, end of period	$1,877	$2,180

A majority of the deferred revenue balance as of March 31, 2024 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Revenue by Type and Geography

The following table presents the Company's revenue by service type:

	Three Months Ended March 31,
	2024	2023

Advertising [1]	$8,880	$11,186
Other services [1]	168	63
	$9,048	$11,249

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended March 31,
	2024	2023

United States [1]	$8,629	$10,805
All other countries [1]	419	444
	$9,048	$11,249

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by state:

	Three Months Ended March 31,
	2024	2023

Arizona	24%	20%
California	11%	12%
Oregon	11%	11%

No other state comprised 10% or more of Leafly’s revenue during the three months ended March 31, 2024 and 2023. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three months ended March 31, 2024 or 2023.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended March 31,
	2024	2023
Over Time [1]
Retail [2]	$7,871	$9,470
Brands [3]	843	1,362
	8,714	10,832
Point in time [1]
Brands [4]	334	417
	$9,048	$11,249

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.
2.
Revenues from subscription services and display ads.
3.
Revenues from brand profile subscriptions and digital media (including display ads and audience extension).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.84%), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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

2023 Partial Conversion

On December 19, 2023, the Company and each of the 2022 Note holders executed a notice of conversion and consent (the “Conversion Notice”) to effect a temporary and limited adjustment to the conversion price under the Note. Pursuant to the Conversion Notice, the conversion price under the Note was equal to the dollar amount that was 5% less than the last reported sale price of the Company’s Common Stock on the trading day prior to the date of the Conversion Notice, or $4.978 (the “Conversion Price Adjustment”). The Conversion Price Adjustment was available for a period of five business days from the date of the Conversion Notice or until conversion requests for up to $300 were received, whichever was earlier. On December 19, 2023, one Holder tendered a conversion request for $300 at the Conversion Price Adjustment, resulting in the issuance of an aggregate of 60,265 shares of Common Stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $300. The Company accounted for the transaction as a debt modification and recognized the change in the fair value of the conversion feature as additional debt discount and an increase to additional paid-in capital of $24. Following such tender and in accordance with the terms of the Conversion Notice, the Conversion Price Adjustment was terminated. The Company shall pay applicable accrued interest payable and owing on the converted amount through the effective date of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

conversion in accordance with the terms of the 2022 Notes in cash on the next interest payment date. Except as set forth above, the terms of the 2022 Notes remain the same.

Carrying Amount and Fair Value

As of March 31, 2024, the net carrying amount of the 2022 Notes was $29,221, which reflects the partial conversion noted above and includes unamortized issuance costs and debt discount of $479, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $27,600 as of March 31, 2024. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

See Note 18 for subsequent events pertaining to the 2022 Notes.

NOTE 10 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of March 31, 2024. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

On October 28, 2022, the Company received a letter from the Nasdaq’s Listing Qualifications Staff (the “Staff”) indicating that it no longer complied with the $50 million in market value of listed securities standard for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) and that it also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the total assets and total revenue standard. On April 19, 2023, Nasdaq approved the Company’s application to transfer the listing of its common stock and warrants from the Nasdaq Global Market to the Nasdaq Capital Market (the “Capital Market”), effective April 21, 2023, on the basis that the Company complied with the Net Income standard for the Capital Market under Nasdaq Listing Rule 5550(b)(3) for the year ended December 31, 2022. The transfer of the listing resolved the October 28, 2022 noncompliance notification.

On November 2, 2022, the Company received a letter from the Staff indicating that it did not meet the requirement to maintain a minimum bid price of $1.00 per share, which is imposed by Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market and by Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”) and that the Company had until May 1, 2023 to regain compliance. On May 2, 2023, as a result of not regaining compliance with the Bid Price Requirement, the Company received a letter from Nasdaq notifying it that the Company’s common stock would be subject to delisting from Nasdaq unless it timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) and submitted a plan of compliance. The Company submitted a plan of compliance, which was approved by the Panel, giving Leafly until October 30, 2023 to regain compliance with the Bid Price Requirement. On September 12, 2023, the Company implemented a one-for-twenty reverse split of the Company’s common stock (Note 11), and on September 29, 2023, the Company received formal notice from Nasdaq confirming that the Company regained compliance with the Bid Price Requirement, would continue to be listed and traded on the Capital Market and the listing matter was closed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board of Directors’ (the “Board”) Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Staff confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, no later than July 1, 2024. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

On April 9, 2024, the Company received a letter from the Staff (the “Notice”) notifying the Company that it no longer complies with Nasdaq's requirements contained in Nasdaq Listing Rule 5550 for companies traded on the Capital Market. Nasdaq Listing Rule 5550 requires a company listed on the Capital Market to continuously meet at least one of the following requirements set forth in Nasdaq Listing Rule 5550(b) (the “Continued Listing Standards”):

Continued Listing Standard	Requirement

“Stockholders’ Equity”	Minimum $2.5 million

“Market Value of Listed Securities”	Minimum $35 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years

As confirmed by the Notice, the Company does not currently meet any of the Continued Listing Standards. As set forth in the Notice, within 45 calendar days from the date of the Notice, the Company will have the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore it can only be demonstrated through audited financial statements. The Company can give no assurances that the Staff will grant an extension or, even if the Staff grants an extension, that the Company will be given the full 180 calendar days or that it will be able to comply with the Continued Listing Standards. The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq Listing Rule 5550. The Notice has no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols "LFLY" and "LFLYW," respectively.

To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension period the Company may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35.0 million or more for a minimum of ten consecutive business days at any time before the end of any extension the Company may receive from the Staff. If the Company does not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing the Company’s compliance plan submission, or if the Company does not submit a compliance plan after receiving the Staff’s notification, the Nasdaq Listing Rules require the Staff to provide written

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

notification to the Company that Leafly’s securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

NOTE 11 — Stockholders’ Deficit

Common Stock

Reverse Stock Split

On July 12, 2023, during the Company’s 2023 Annual Meeting of Stockholders, Leafly’s stockholders approved a proposal for a reverse stock split (the “Reverse Stock Split”) as part of the Company’s plan to regain compliance with the Bid Price Requirement under Nasdaq listing rules (Note 10). Effective September 12, 2023, the Company effected a one-for-twenty (1-for-20) Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, Leafly issued 34,192 shares under the provisions of the Reverse Stock Split and no fractional shares were issued in connection with the Reverse Stock Split.

To facilitate comparative analysis, all statements in this Quarterly Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 12, 2023, have been retroactively restated to reflect the effect of the Reverse Stock Split on a pro forma basis.

Authorized Shares

As of March 31, 2024, Leafly's authorized capital stock consisted of:

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

Treasury Stock

Effective August 1, 2022, the Company repurchased 154,055 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663, with $31,303 paid with restricted cash held in escrow at the time and $360 remaining in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2022. These repurchases were in settlement of the forward purchase agreements issued in the Business Combination.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 271,454 shares of common stock (the “Rights”) if the Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

achieves certain earn-out conditions prior to the third anniversary of the Business Combination. None of the conditions have been achieved to date. The Company accounts for the Rights as derivative liabilities, which are remeasured to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings.

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of March 31, 2024 or December 31, 2023.

NOTE 12 — Warrants

Warrants

Public Warrants

At each of March 31, 2024 and December 31, 2023, there were 7,105,772 warrants outstanding to purchase an aggregate of 355,288 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants

At each of March 31, 2024 and December 31, 2023, there were 3,345,215 warrants outstanding to purchase an aggregate of 167,260 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants. During the year ended December 31, 2023, Private Warrant holders converted 77,951 Private Warrants to Public Warrants. No such conversions were made during the three months ended March 31, 2024.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

NOTE 13 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the three months ended March 31, 2024 or the year ended December 31, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2024, 225,144 shares of common stock were available for issuance under the 2021 Plan and 45,937 remained available at March 31, 2024.

2023 Awards

•
On March 14, 2023, the Company granted 31,567 annual incentive plan RSUs, which vested over four months.
•
On July 25, 2023, the Company granted: 125,559 service-based RSUs to employees, which are scheduled to vest over a two-year period from the initial vest date; 32,724 RSUs to non-employee Board members, which vested

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

in full on August 20, 2023; and 23,634 PSUs to senior management, with vesting contingent upon the Company meeting certain fiscal year 2023 financial performance metrics, as specified in the award agreements.
o
On January 30, 2024, Leafly’s compensation committee approved the vesting of 30,560 PSUs related to the achievement of the Company’s 2023 ending cash performance target related to PSUs granted in 2022 and 2023.
•
On November 30, 2023, the Company granted 23,634 RSUs to senior management and on December 19, 2023, the Company granted a total of 19,440 RSUs to employees, all of which are scheduled to vest over a one-year period from the initial vest date.
•
On December 19, 2023, the Company granted 7,900 RSUs to employees which are scheduled to vest over a two-year period from the initial vest date and 1,800 RSUs to non-employee Board members, which are scheduled to vest on July 12, 2024.

2024 Awards

On February 28 and March 26, 2024, Leafly awarded a total of 187,024 RSUs, of which 176,168 will vest quarterly in 25% increments over one year and 10,856 RSUs will vest 50% after one year and 12.5% quarterly thereafter, to Leafly executives and other employees.

Stock Options

The fair value of each stock option award were estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the three months ended March 31, 2024 or the year ended December 31, 2023.

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	4,976	$39.60	$—	8.64
Exercised	—	0.00
Forfeited or expired	—	0.00
Outstanding at March 31, 2024	4,976	$39.60	$—	8.39

Vested and exercisable	2,593	$39.60	$—	8.39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of March 31, 2024, there was $53 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average remaining period of 1.86 years.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2024	209,946	$8.74
Granted	187,024	3.21	$600
Vested	(63,019)	7.60	$291
Forfeited	(7,814)	8.63
Unvested at March 31, 2024	326,137	$5.77

As of March 31, 2024, there was $1,640 total unrecognized compensation cost related to unvested RSUs and $6 total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a weighted-average remaining period of 1.29 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. No grants were made under the 2018 Plan during the three months ended March 31, 2024 or the year ended December 31, 2023.

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares[1]	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	116,451	$34.24	3	4.65
Forfeited or expired	(201)	135.21
Outstanding at March 31, 2024	116,250	$34.06	$—	4.35

Vested and exercisable	69,498	$27.89	$—	5.54

1.
Includes 63,447 and 52,803 awards as of March 31, 2024 and 63,648 and 52,803 awards as of December 31, 2023, respectively, accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026, the fourth anniversary of the closing of the Business Combination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of March 31, 2024, there was: (i) $230 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.32 years; and (ii) $88 of unrecognized compensation cost related to market-based 2018 Plan option awards, which is expected to be recognized over a weighted-average remaining service period of approximately 0.10 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan, the 2018 Plan and the ESPP:

	Three Months Ended March 31,
	2024	2023

Sales and marketing	$43	$76
Product development	94	$109
General and administrative	461	$473
	$598	$658

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2024, 59,304 shares of common stock were available for issuance under the ESPP and 50,861 remained available at March 31, 2024.

•
On March 15, 2023, eligible employees purchased 14,441 shares for a total purchase price of $120.
•
On September 15, 2023, eligible employees purchased 5,701 shares for a total purchase price of $48.
•
On March 15, 2024, eligible employees purchased 8,443 shares for a total purchase price of $16.

The Company's current offering period runs from March 16, 2024 through September 15, 2024. Stock-based compensation expense includes $10 related to the ESPP for the three months ended March 31, 2024 and $49 for the three months ended March 31, 2023.

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 28,546 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the closing of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of March 31, 2024.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023

401(k) matching contributions	$141	$233

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 14 — Related Party Transactions

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid during the first quarter of 2023. There were no such payments during the three months ended March 31, 2024.

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, a member of the Company’s Board (Note 18), at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee is providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the three months ended March 31, 2024.

NOTE 15 — Segment Reporting

Segment revenue, cost of sales and gross profit were as follows during the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue:
Retail	$7,871	$9,470
Brands	1,177	1,779
Total revenue	$9,048	$11,249

Retail Cost of Sales:
Merchant Processing fees	$181	$201
Business platform	195	386
Website infrastructure	207	237
Labor allocation	259	316
	842	1,140
Brands Cost of Sales:
Merchant Processing fees	27	38
Website infrastructure	31	45
Labor allocation	39	59
Other	37	64
	134	206
Total cost of sales	$976	$1,346

Gross profit:
Retail	$7,029	$8,330
Brands	1,043	1,573
Total gross profit	$8,072	$9,903

Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTE 16 — Income Taxes

The Company’s effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

The Company had net operating loss carryforwards (“NOLs”) for federal, state and foreign income tax purposes of approximately $81,324, $60,498 and $5,327, respectively, as of December 31, 2023. The Company's state NOL will begin to expire in 2039, all of the Company's federal NOLs will last indefinitely and the Company’s foreign NOL will begin to expire in 2037.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTE 17 — Net Loss Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The Company considers its preferred stock to be participating securities. As of March 31, 2024 and March 31, 2023, the Company had 81,260 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended March 31,
	2024	2023

Total undistributed loss	$(2,387)	$(5,397)

Common stock and common stock equivalents	2,196,161	1,935,229

Basic net loss per share	$(1.09)	$(2.79)
Diluted net loss per share	$(1.09)	$(2.79)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2024	2023

Shares subject to warrants	522,549	522,549
Shares subject to convertible promissory notes	121,550	124,000
Shares subject to ESPP	5,087	11,112
Escrow Shares	81,260	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	321,552	242,638
Shares subject to stockholder earn-out rights	271,454	271,454
	1,323,452	1,253,013

See Note 9 for additional information regarding convertible promissory notes, Note 11 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 12 for additional information regarding warrants, and Note 13 for additional information regarding stock options, RSUs and PSUs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 18 — Subsequent Events

Appointment of Executive Officer

Effective May 1, 2024, Peter Lee, age 47, entered into an offer letter with the Company to serve as President and Chief Operating Officer of the Company on an at-will basis. Mr. Lee has served as a member of the Board since February 4, 2022.

Second Partial Note Conversion

On May 7, 2024, the Company and each of the 2022 Note holders executed a notice of conversion and consent (the “Second Conversion Notice”) to effect a temporary and limited adjustment to the conversion price under the 2022 Notes (Note 9). Pursuant to the Second Conversion Notice, the conversion price under the 2022 Notes was equal to the dollar amount that was 5% less than the last reported sale price of the Company’s Common Stock on the trading day prior to the date of the Second Conversion Notice, or $2.8405 (the “Second Conversion Price Adjustment”). The Second Conversion Price Adjustment was available for a period of five business days from the date of the Second Conversion Notice or until conversion requests for up to 96,813 shares were received, whichever was earlier. On May 7, 2024, one holder tendered a conversion request for $275 at the Second Conversion Price Adjustment, resulting in the issuance of an aggregate of 96,813 shares of Common Stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $275.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in our 2023 Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” above for more information about forward-looking statements in this Quarterly Report on Form 10-Q.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 122 total employees, including 119 in the U.S. and 3 in Canada as of March 31, 2024.

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

Significant Events

During the first half of 2023, in conjunction with our reductions in staffing and cost cutting, Leafly began its transition from a news-centric platform to a marketplace platform. In this “content shift,” we changed our area of focus toward lower-funnel, more shoppable content to maximize consumer demand for our retailer customers by attracting visitors who are more likely to order from our retailers. Our strategy is to focus on key and emerging retailer and brand accounts by strongly aligning our sales and marketing resources with their needs. As Leafly shifted the composition of our retailer base, we have also bolstered our sales team, recently hiring six new market managers, and two new acquisition managers who will be tasked with improving penetration in key markets, and going after new market opportunities. Our recently augmented sales team is focused on adding to our base of paying retail subscribers.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended March 31,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,840	5,702	(1,862)	-33%
Retailer ARPA[2]	$677	$553	$124	22%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

The 33% decline in year-over-year ending retail accounts for the three months ended March 31, 2024, compared to the same period in 2023, was primarily related to customer budget constraints and Leafly’s removal of non-paying customers primarily during 2023. Sequentially, ending retail accounts declined 6% from 4,075 at December 31, 2023 due to the continued removal of non-paying accounts from the platform.

The 22% increase in ARPA for the three months ended March 31, 2024, compared to the same period in 2023 was primarily the result of the roll-out of new rate cards and churn of lower ARPA accounts during 2023. Sequentially, ARPA increased 12% from $607 at December 31, 2023 due to the reduction of lower ARPA accounts in 2024.

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

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$7,871	$9,470	$(1,599)	-17%
Brands	1,177	1,779	(602)	-34%
Total revenue	$9,048	$11,249	$(2,201)	-20%

Retail

Retail revenues decreased $1,599 for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to a $652 decrease in subscriptions revenue and a $1,034 decrease in digital display ads. These decreases were slightly offset by an increase in other revenues of $87 for the three months ended March 31, 2024 as compared to the same period in 2023. The net 17% decrease was driven by the reduction in ending retail accounts discussed above.

Brands

For the three months ended March 31, 2024 as compared to the same period in 2023, Brands revenue decreased $602, due to a reduction in display ads of $408, a decrease in other revenues of $92, a branded content decrease of $54 and a direct-to-consumer marketing revenue decrease of $47. The decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$842	$1,140	$(298)	-26%
Brands	134	206	(72)	-35%
Total cost of sales	$976	$1,346	$(370)	-27%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs, driving an improvement in gross margin of 89.2% versus 88.0% for the three months ended March 31, 2024 as compared to the same period in 2023 as described below.

For the three months ended March 31, 2024 as compared to the same period in 2023, retail cost of revenue decreased $298 due to decreased business platform and merchant processing costs of $211, decreased labor allocation costs of $57 and decreased website infrastructure costs of $30.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency as described below with a slight improvement in gross margin of 88.6% versus 88.4% for the three months ended March 31, 2024 as compared to the same period in 2023.

Brands cost of revenue decreased $72 for the three months ended March 31, 2024 as compared to the same period in 2023, of which $51 corresponds to decreased associated revenue. Brands cost of revenue also decreased $21 for the three months ended March 31, 2024 as compared to the same period in 2023, due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the reductions in force and cost reduction activities in early 2023.

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,620	$4,911	$(2,291)	-47%
Product development	2,413	3,280	(867)	-26%
General and administrative	4,787	6,660	(1,873)	-28%
Total operating expenses	$9,820	$14,851	$(5,031)	-34%

Sales and Marketing

Sales and marketing expenses decreased $2,291 for the three months ended March 31, 2024 as compared to the same period in 2023 due to: a $2,244 decrease in compensation costs and a $105 reduction in other costs partially offset by an increase in advertising and professional services totaling $58.

Product Development

Product development expenses decreased $867 for the three months ended March 31, 2024 as compared to the same period in 2023 due to: a $914 decrease in compensation costs (or $1,238 excluding capitalized costs); and a $168 reduction in other costs; partially offset by: a $139 increase in depreciation expense primarily related to capitalized internal use software and a $75 increase in professional services. Product development expenses are reported net of $211 and $535 of costs capitalized to internal-use software for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative

General and administrative expenses decreased $1,873 for the three months ended March 31, 2024 as compared to the same period in 2023 due to: a $1,066 decrease in legal and professional services; a $455 reduction in insurance; a $331 decrease in compensation costs; a $229 decrease in bad debts expense due to slower collections in the prior year period; and a $4 decline in other costs; and partially offset by: a $212 increase in business tax expenses related to franchise and license taxes.

Other Income and Expense

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(607)	$(713)	$106	-15%
Other expense, net	(32)	264	(296)	-112%
Total other income (expense)	$(639)	$(449)	$(190)	42%

Interest expense, net declined by $106 for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to a $124 increase in interest income related to an increase in average balances invested.

Other expense, net decreased by $296 for the three months ended March 31, 2024 as compared to the same period in 2023 due primarily to a $253 reduction in the change in fair value of derivatives.

Net Loss

Net loss was $2,387 for the three months ended March 31, 2024, compared to net loss of $5,397 for the three months ended March 31, 2023. The $3,010 reduction in net loss was due to the realization of cost savings from the 2023 reduction in force and cost cutting measures, as discussed above.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,387)	$(5,397)
Interest expense, net	607	713
Depreciation and amortization expense	329	195
EBITDA	(1,451)	(4,489)
Stock-based compensation	598	658
Severance costs	—	754
Change in fair value of derivatives	(14)	(267)
Adjusted EBITDA	$(867)	$(3,344)

The decreases in EBITDA loss and Adjusted EBITDA loss for the three months ended March 31, 2024 versus the same period in 2023 are primarily due to cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $14,348 and $15,544 as of March 31, 2024 and December 31, 2023, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company utilized a total of $1,196 of cash to fund: cash operating losses of approximately $873; changes in current assets and liabilities of $30; investing activities (primarily capitalized software costs) of $209; and financing activities of $114. The changes in current assets and liabilities during the three months ended March 31, 2024 included reductions in accrued expenses of $223 as well as a decrease in prepaid expenses and other current assets of $266.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

As compared to the three months ended March 31, 2023, cash used in operations decreased by $8,353 to $873 for the three months ended March 31, 2024, mainly due to decreased net loss from operations as a result of the reductions in force and the cost cutting measures employed in 2022 and 2023 and the payment of 2022 bonuses in early 2023. Cash used in investing activities decreased $316 to $209 primarily due to lower software capitalization in the current year. Cash and restricted cash provided by financing decreased $226 over this same period to a use of $114 for the three months ended March 31, 2024, primarily due to higher ESPP proceeds in 2023 and higher repayments of related party payables in 2024.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at March 31, 2024 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Quarterly Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay the operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. In addition, we are obligated to pay any 2022 Notes when they come due on January 31, 2025 that do not ultimately convert to equity. See Note 9 to our consolidated financial statements within this Quarterly Report for more information.

Liquidity and Capital Resources

We primarily fund our operations and capital expenditures through cash flows generated by operations and our cash, cash equivalents and restricted cash on hand. Our principal liquidity needs in the “near-term” (within the next twelve months) include the direct costs associated with revenues earned, operating expenses, payment of principal and interest on the 2022 Notes and tax payments. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

To the extent existing sources of liquidity are not sufficient to fund future activities, meet our payment obligations under the 2022 Notes or pursue strategic opportunities, we may need to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. Any additional equity financing may be dilutive to stockholders.

Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or pursuing certain business opportunities. There can be no assurance that, if needed, we will be able to obtain additional or adequate financing or to refinance or restructure our indebtedness on terms favorable to us, if at all. See, Part I, Item 1A Risk Factors in our 2023 Annual Report under the headings “— We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.” and “— Risks Relating to our Indebtedness”.

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

We have $29,700 of 2022 Notes maturing on January 31, 2025 and based on our current liquidity position would not be able to repay the 2022 Notes when due. Note 9 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes. In addition, as noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $76,585 and $74,198 at March 31, 2024 and December 31, 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Quarterly Report are issued. In response to these conditions, we took the following actions:

•
We implemented previous restructuring plans, most recently in the first quarter of 2023, which reduced our labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. We still expect to recognize the full-year impact of our 2023 restructuring in 2024.
•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023 and May 2024, we worked with our noteholders and converted $300 and $275, respectively, of the outstanding principal to equity.
•
In early 2024, we began an initiative that we believe will improve revenues by hiring eight sales professionals and implementing improved selling strategies. In addition, during the first quarter of 2024, the Company also terminated several employees resulting in a net reduction of nine employees.

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. We are closely monitoring and reducing operating expenses where we are able to, while ensuring the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures outlined in both actions above and planned operations will be not sufficient to meet our capital requirements for a period of at least twelve months from the date that our March 31, 2024 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

We believe that our capital resources are not sufficient to fund our operations for at least the following 12 months, because we do not currently have the ability to repay our 2022 Notes due in January 2025.

Noncompliance with Nasdaq Continued Listing Standards

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with the Audit Committee Rule, which requires our Board’s Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Staff confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, then Leafly must evidence compliance no later than July 1, 2024. As a result of the Board’s appointment on March 25, 2024 of two new independent directors, Messrs. Monat and Nannetti, to the Board and to the Board's Audit Committee, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

On April 9, 2024, the Company received the Notice from the Staff notifying the Company that it no longer complies with Nasdaq's requirements contained in Nasdaq Listing Rule 5550 for companies traded on the Capital Market. Nasdaq Listing Rule 5550 requires a company listed on the Capital Market to continuously meet at least one of the Continued Listing Standards set forth in Nasdaq Listing Rule 5550(b), as follows:

Continued Listing Standard	Requirement

“Stockholders’ Equity”	Minimum $2.5 million

“Market Value of Listed Securities”	Minimum $35 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years

As confirmed by the Notice, we do not currently meet any of the Continued Listing Standards. As set forth in the Notice, within 45 calendar days from the date of the Notice, we will have the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension we may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35 million or more for a minimum of 10 consecutive business days at any time before the end of any extension we may receive from the Staff. The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq Listing Rule 5550. On or before May 24, 2024, we intend to submit to Nasdaq a compliance plan with a request that the Staff grant us a 180-day extension from the date of the Notice to demonstrate compliance with the Stockholders' Equity and/or Market Value of Listed Securities standards. We can give no assurances that the Staff will grant us an extension or, even if the Staff grants us an extension, that we will be given the full 180 calendar days or that we will be able to comply with the Continued Listing Standards. The Notice has no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively.

If we do not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing our compliance plan submission, or if we do not submit a compliance plan as we intend to do as of the date of this filing, the Nasdaq Listing Rules require the Staff to provide written notification to us that our securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

We believe there have been no material changes to the items that we disclosed as our critical accounting estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period. There have been no material developments to the legal proceedings reported in the 2023 Annual Report.

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2023 Annual Report. As of the date of this report, other than as set forth below, we are not aware of any material changes in the risk factors disclosed in our 2023 Annual Report. You should carefully consider the risks and uncertainties described herein and in our 2023 Annual Report, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2023 Annual Report are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Item 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

The following documents are included as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		Notice of Conversion and Consent, Dated May 7, 2024	8-K	May 7, 2024	10.1	May 7, 2024

10.2	+	Offer Letter from Leafly Holdings, Inc. to Peter Lee, dated May 1, 2024	8-K	May 1, 2024	10.2	May 7, 2024

10.3	+	Executive Severance Agreement, dated May 1, 2024, by and between Leafly Holdings, Inc. and Peter Lee	8-K	May 1, 2024	10.3	May 7, 2024

31.1	*

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2024.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer