Form 10-Q
period 2024-06-30
Leafly Holdings, Inc. /DE
filed 2024-08-12
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 2,570,827 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Quarterly Report regarding Leafly Holdings, Inc.’s (referred to herein as, “Leafly” or the “Company” or “we”, “our” or “us”) future financial performance, strategy, operations, operating results, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2). Words and variations of words, such as “may,” “expect,” “contemplate,” “believe,” “estimate,” “project,” “budget,” “plan,” “will,” “could,” “should,” “predict,” “potential,” “can,” “likely,” “designed,” “seek” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

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

Part I - Financial Information
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS		(Audited)
Current assets
Cash and cash equivalents	$13,573	$15,293
Accounts receivable, net of allowance for credit loss of $324 and $1,398, respectively	2,203	2,635
Prepaid expenses and other current assets	2,014	1,074
Total current assets	17,790	19,002
Property, equipment, and software, net	2,499	2,554
Restricted cash - long-term portion	247	251
Other assets	2	28
Total assets	$20,538	$21,835

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible promissory notes, net	$29,080	$—
Accounts payable	666	813
Accrued expenses and other current liabilities	3,514	2,503
Deferred revenue	1,852	1,764
Total current liabilities	35,112	5,080

Non-current liabilities
Convertible promissory notes, net	—	29,085
Other long-term liabilities	88	128
Total non-current liabilities	88	29,213
Total liabilities	35,200	34,293

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 2,619,047 and 2,392,568 issued at June 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at June 30, 2024 and December 31, 2023, respectively	(31,663)	(31,663)
Additional paid-in capital	94,861	93,403
Accumulated deficit	(77,860)	(74,198)
Total stockholders' deficit	(14,662)	(12,458)
Total liabilities and stockholders' deficit	$20,538	$21,835

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$8,722	$10,675	$17,770	$21,924
Cost of revenue	959	1,238	1,935	2,584
Gross profit	7,763	9,437	15,835	19,340
Operating expenses
Sales and marketing	2,374	2,852	4,994	7,763
Product development	2,377	2,320	4,790	5,600
General and administrative	3,658	5,016	8,445	11,676
Total operating expenses	8,409	10,188	18,229	25,039
Loss from operations	(646)	(751)	(2,394)	(5,699)
Interest expense, net	(638)	(724)	(1,245)	(1,437)
Other income (expense), net	9	39	(23)	303
Net loss	$(1,275)	$(1,436)	$(3,662)	$(6,833)

Net loss per share:
Basic	$(0.55)	$(0.73)	$(1.62)	$(3.49)
Diluted	$(0.55)	$(0.73)	$(1.62)	$(3.49)

Weighted average shares outstanding:
Basic	2,326,821	1,975,472	2,261,491	1,955,471
Diluted	2,326,821	1,975,472	2,261,491	1,955,471

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2024	—	$—	2,392,568	$—	(154,055)	$(31,663)	$93,403	$(74,198)	$(12,458)
Net loss	—	—	—	—	—	—	—	(2,387)	(2,387)
Stock-based compensation	—	—	—	—	—	—	598	—	598
Issuance of common stock under ESPP	—	—	8,443	—	—	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	63,019	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(8,474)	—	—	—	(40)	—	(40)
Balance at March 31, 2024	—	$—	2,455,556	$—	(154,055)	$(31,663)	$93,977	$(76,585)	$(14,271)
Net loss	—	—	—	—	—	—	—	(1,275)	(1,275)
Stock-based compensation	—	—	—	—	—	—	607	—	607
Conversion of 2022 Notes to common stock	—	—	96,813	—	—	—	292	—	292
Issuance of common stock upon vesting of restricted stock units	—	—	73,677	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(6,999)	—	—	—	(15)	—	(15)
Balance at June 30, 2024	—	$—	2,619,047	$—	(154,055)	$(31,663)	$94,861	$(77,860)	$(14,662)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands except share amounts)

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	2,163,766	$—	(154,055)	$(31,663)	$89,956	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Issuance of common stock under ESPP	—	—	14,441	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	14,255	—	—	—	—	—	—
Balance at March 31, 2023	—	$—	2,192,462	$—	(154,055)	$(31,663)	$90,734	$(70,097)	$(11,026)
Net loss	—	—	—	—	—	—	—	(1,436)	(1,436)
Stock-based compensation	—	—	—	—	—	—	580	—	580
Issuance of common stock upon vesting of restricted stock units	—	—	30,333	—	—	—	—	—	—
Balance at June 30, 2023	—	$—	2,222,795	$—	(154,055)	$(31,663)	$91,314	$(71,533)	$(11,882)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,662)	$(6,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	421
Stock-based compensation expense	1,205	1,238
Credit loss, net of recoveries	425	1,410
Gain on disposition of assets	(2)	(9)
Noncash amortization of debt discount	288	273
Noncash change in fair value of derivatives	(28)	(281)
Other	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	7	(1,701)
Prepaid expenses and other current assets	652	(1,334)
Accounts payable	(147)	(663)
Accrued expenses and other current liabilities	69	(2,399)
Deferred revenue	88	59
Net cash used in operating activities	(454)	(9,818)

Cash flows from investing activities
Additions of property, equipment, and software	(597)	(788)
Proceeds from sale of property and equipment	2	11
Net cash used in investing activities	(595)	(777)

Cash flows from financing activities
Issuance of common stock under ESPP	16	120
Tax payments related to shares retired for vested restricted stock units	(55)	—
Repayments of related party payables	(90)	2
Repayments of short-term financing arrangements	(546)	—
Net cash (used in) provided by financing activities	(675)	122

Net decrease in cash, cash equivalents, and restricted cash	(1,724)	(10,473)
Cash, cash equivalents, and restricted cash, beginning of period	15,544	25,202
Cash, cash equivalents, and restricted cash, end of period	$13,820	$14,729

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash financing activities:
Short-term financing of insurance payable	$1,399	$—
Deferred issuance costs	167	—
Conversion of promissory notes into common stock	292	—

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

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. The Company has $29,425 of 2022 Notes maturing on January 31, 2025 (Note 9) and based on the Company’s current liquidity position would not be able to repay the 2022 Notes when due. In addition, Leafly has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued. In response to these conditions, Leafly management took the following actions:

•
The Company implemented previous restructuring plans, most recently during the first quarter of 2023, which reduced its labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. The Company still expects to recognize the full-year impact of its 2023 restructuring in 2024.
•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December 2023 and May 2024, the Company worked with its noteholders and converted $300 and $275 (Note 9), respectively, of the outstanding principal to equity.
•
In early 2024, the Company began an initiative to improve revenues by hiring eight sales professionals and implementing improved selling strategies. In addition, during the first quarter of 2024, the Company also terminated several employees resulting in a net reduction of nine employees.
•
During the second quarter of 2024, the Company engaged advisors to explore financing and strategic opportunities to maximize shareholder value.

The restructuring plans above have been implemented and have significantly contributed to the cash savings of the Company. The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that, the combined impact of the cost reduction measures outlined in both actions above, Leafly’s current negative working capital as of June 30, 2024 and planned operations will not be sufficient to meet its capital requirements for a period of at least 12 months from the date that these June 30, 2024 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2023 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2024 compared to the Company’s 2023 Financial Information.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740). This ASU expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2023-07 effective January 1, 2024. ASU 2023-07 requires expanded segment reporting disclosures (Note 15).

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$13,573	$15,293
Restricted cash - long-term portion	247	251
	$13,820	$15,544

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $2,203 and $2,635 as of June 30, 2024 and December 31, 2023, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance, beginning of period	$794	$1,091	$1,398	$908
Add: provision for credit loss, net of recoveries	(71)	685	425	1,410
Less: write-offs	(399)	(372)	(1,499)	(914)
Balance, end of period	$324	$1,404	$324	$1,404

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	June 30, 2024	December 31, 2023

Prepaid subscriptions	$543	$568
Prepaid insurance	1,096	350
Other prepaid assets	82	82
Other current assets	293	74
Subtotal, current portion	2,014	1,074
Prepaid expenses, long-term portion	2	28
Total	$2,016	$1,102

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	June 30, 2024	December 31, 2023

Furniture and equipment	$439	$447
Capitalized internal-use software	4,252	3,655
	4,691	4,102
Less: accumulated depreciation and amortization	(2,192)	(1,548)
	$2,499	$2,554

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Depreciation expense	$16	$24	$32	$47
Amortization of capitalized internal-use software	307	202	620	374
Total depreciation and amortization	$323	$226	$652	$421

During the six months ended June 30, 2024, the Company disposed of equipment with a book value of $0 for $2, resulting in a gain on disposal of $2. During the six months ended June 30, 2023, the Company disposed of equipment with a book value of $2 for $11, resulting in a gain on disposal of $9.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023

Short-term financing [1]	$851	$—
Other employee-related liabilities	913	969
Accrued interest	981	999
Accrued bonuses	269	—
Other accrued expenses [2]	500	535
	$3,514	$2,503

1.
On February 6, 2024, Leafly entered into a short-term financing arrangement to fund 75% of its directors and officers insurance policies. The original $1,399 was financed plus interest at 8.97% and is being repaid in 10 monthly installments of $146 which began on March 1, 2024. The lender has a security interest in the underlying insurance policy.
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

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance, beginning of period	$1,877	$2,180	$1,764	$1,958
Add: net increase in current period contract liabilities	1,598	1,797	$1,714	1,932
Less: revenue recognized from beginning balance	(1,623)	(1,960)	$(1,626)	(1,873)
Balance, end of period	$1,852	$2,017	$1,852	$2,017

A majority of the deferred revenue balance as of June 30, 2024 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Revenue by Type and Geography

The following table presents the Company's revenue by service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Advertising [1]	$8,539	$10,554	$17,419	$21,740
Other services [1]	183	121	$351	184
	$8,722	$10,675	$17,770	$21,924

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

United States [1]	$8,414	$10,253	$17,043	$21,058
All other countries [1]	308	422	727	866
	$8,722	$10,675	$17,770	$21,924

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by state:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Arizona	23%	20%	23%	20%
California	13%	12%	13%	12%
Oregon	11%	10%	11%	11%

No other state comprised 10% or more of Leafly’s revenue during the three or six months ended June 30, 2024 and 2023. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three or six months ended June 30, 2024 or 2023.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over Time [1]
Retail [2]	$7,341	$8,840	$15,212	$18,310
Brands [3]	880	1,280	1,723	2,642
	8,221	10,120	16,935	20,952
Point in time [1]
Brands [4]	501	555	835	972
	$8,722	$10,675	$17,770	$21,924

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

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.91% for the six months ended June 30, 2024), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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

Partial Conversions

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

On May 7, 2024, the Company and each of the 2022 Note holders executed a notice of conversion and consent (the “Second Conversion Notice”) to effect a temporary and limited adjustment to the conversion price under the 2022 Notes. Pursuant to the Second Conversion Notice, the conversion price under the 2022 Notes was equal to the dollar amount that was 5% less

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

than the last reported sale price of the Company’s common stock on the trading day prior to the date of the Second Conversion Notice, or $2.8405 (the “Second Conversion Price Adjustment”). The Second Conversion Price Adjustment was available for a period of five business days from the date of the Second Conversion Notice or until conversion requests for up to $275 were received, whichever was earlier. On May 7, 2024, one holder tendered a conversion request for $275 at the Second Conversion Price Adjustment, resulting in the issuance of an aggregate of 96,813 shares of common stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $275. The Company accounted for the transaction as a debt modification and recognized the change in the fair value of the conversion feature as additional debt discount and an increase to additional paid-in capital of $18. Following such tender and in accordance with the terms of the Conversion Notice, the Conversion Price Adjustment was terminated. The Company shall pay applicable accrued interest payable and owing on the converted amount through the effective date of the conversion in accordance with the terms of the 2022 Notes in cash on the next interest payment date.

Except as set forth above, the terms of the 2022 Notes remain the same.

Carrying Amount and Fair Value

As of June 30, 2024, the net carrying amount of the 2022 Notes was $29,080, which reflects the partial conversions noted above and includes unamortized issuance costs and debt discount of $345, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $27,200 as of June 30, 2024. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

NOTE 10 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of June 30, 2024. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board of Directors’ (the “Board”) Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Nasdaq’s Listing Qualifications Staff (the “Staff”) confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, no later than July 1, 2024. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

On April 9, 2024, the Company received a letter from the Staff (the “Notice”) notifying the Company that it no longer complies with Nasdaq's requirements contained in Nasdaq Listing Rule 5550 for companies traded on the Nasdaq Capital Market (the “Capital Market”). Nasdaq Listing Rule 5550 requires a company listed on the Capital Market to continuously meet at least one of the following requirements set forth in Nasdaq Listing Rule 5550(b) (the “Continued Listing Standards”):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Continued Listing Standard	Requirement

“Stockholders’ Equity”	Minimum $2.5 million

“Market Value of Listed Securities”	Minimum $35 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years

As confirmed by the Notice, the Company does not currently meet any of the Continued Listing Standards. The Notice had no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, the Company had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore it can only be demonstrated through audited financial statements. On May 24, 2024, the Company submitted a proposed plan of compliance to Nasdaq showing how it intends to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, the Company has provided, and will provide if asked to do so in the future, updates on its progress under the proposed plan. If Nasdaq accepts the plan, then Nasdaq has discretion to grant an extension of up to 180 calendar days or until October 7, 2024, to regain compliance with the Stockholders’ Equity standard. There can be no assurance that Nasdaq will grant any extension period for the Company to regain compliance with the Stockholders’ Equity standard. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted, and an extension period is granted but the Company fails to regain compliance within that period, the Company’s securities would be subject to delisting. The Company would have the right to appeal that decision before a Nasdaq hearings panel. If the Company was to appeal, the hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

To comply with the Stockholders’ Equity standard, the value of Leafly’s stockholders’ equity must exceed $2.5 million on or before the end of any extension period the Company may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of Leafly’s listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35.0 million or more for a minimum of ten consecutive business days at any time before the end of any extension the Company may receive from the Staff. If the Company does not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing the Company’s compliance plan submission, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that Leafly’s securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel.

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

Authorized Shares

As of June 30, 2024 and December 31, 2023, Leafly's authorized capital stock consisted of:

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

ATM Offering

On June 27, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Company could sell (the “ATM Offering”), at its option, up to an aggregate of $2,519 in shares of Leafly common stock through the Agent. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company agreed to pay the Agent a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. The offering of Shares pursuant to the Equity Distribution Agreement will terminate upon the earliest of (i) the issuance and sale of all Shares under the Equity Distribution Agreement, (ii) the termination of the Equity Distribution Agreement as permitted therein, and (iii) June 27, 2025. The Company has agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Equity Distribution Agreement, in an amount not to exceed $50 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. No sales have been made under the ATM Offering through June 30,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

2024; however, subsequent to June 30, 2024 and through the date of this Quarterly Report, we sold 40,000 common shares for net proceeds of $96.

Treasury Stock

Effective August 1, 2022, the Company repurchased 154,055 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663. These repurchases were in settlement of the forward purchase agreements issued in the Business Combination.

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

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of June 30, 2024 or December 31, 2023.

NOTE 12 — Warrants

Warrants

Public Warrants

At each of June 30, 2024 and December 31, 2023, there were 7,105,772 warrants outstanding to purchase an aggregate of 355,288 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants

At each of June 30, 2024 and December 31, 2023, there were 3,345,215 warrants outstanding to purchase an aggregate of 167,260 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants. During the year ended December 31, 2023, Private Warrant holders converted 77,951 Private Warrants to Public Warrants. No such conversions were made during the six months ended June 30, 2024.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 13 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the six months ended June 30, 2024 or the year ended December 31, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2024, 225,144 shares of common stock were available for issuance under the 2021 Plan and 23,392 remained available at June 30, 2024.

2023 Awards

•
On March 14, 2023, the Company granted 31,567 annual incentive plan Restricted Stock Units (“RSUs”), which vested over four months.
•
On July 25, 2023, the Company granted: 125,559 service-based RSUs to employees, which are scheduled to vest over a two-year period from the initial vest date; 32,724 RSUs to non-employee Board members, which vested in full on August 20, 2023; and 23,634 Performance Stock Units (“PSUs”) to senior management, with vesting contingent upon the Company meeting certain fiscal year 2023 financial performance metrics, as specified in the award agreements.
o
On January 30, 2024, Leafly’s compensation committee approved the vesting of 30,560 PSUs related to the achievement of the Company’s 2023 ending cash performance target related to PSUs that were granted in 2022 and 2023.
o
On February 28, 2024, the compensation committee set the 2024 performance targets for the 6,926 remaining PSUs that were granted in 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

2024 Awards

•
During the first quarter of 2024, Leafly awarded a total of 187,024 RSUs, of which 176,168 are scheduled to vest quarterly in 25% increments over one year and 10,856 RSUs are scheduled to vest 50% after one year and 12.5% quarterly thereafter, to Leafly executives and other employees.
•
During the second quarter of 2024, Leafly awarded a total of 24,250 RSUs, of which 22,500 were awarded to the Company’s Board members and are scheduled to vest on June 1, 2025 and the remainder vested immediately.

Stock Options

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the six months ended June 30, 2024 or the year ended December 31, 2023.

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	4,976	$39.60	$—	8.64
Outstanding at March 31, 2024	4,976	39.60	$—	8.39
Outstanding at June 30, 2024	4,976	$39.60	$—	8.14

Vested and exercisable	2,904	$39.60	$—	8.14

As of June 30, 2024, there was $46 of total unrecognized compensation cost related to stock options granted under the 2021 Plan. That cost is expected to be recognized over a weighted-average remaining period of 1.61 years.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2024	209,946	$8.74
Granted	187,024	3.21	$600
Vested	(63,019)	7.60	$291
Forfeited	(7,814)	8.63
Unvested at March 31, 2024	326,137	5.77
Granted	24,250	1.50	$36
Vested	(73,677)	4.93	$161
Forfeited	(1,599)	4.18
Unvested at June 30, 2024	275,111	$5.69

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of June 30, 2024, there was $1,237 total unrecognized compensation cost related to unvested RSUs and $16 total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a weighted-average remaining period of 1.12 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. No grants were made under the 2018 Plan during the six months ended June 30, 2024 or the year ended December 31, 2023.

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares[1]	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	116,451	$34.24	3	4.65
Forfeited or expired	(201)	135.21
Outstanding at March 31, 2024	116,250	34.06	$—	4.35
Forfeited or expired	(1,269)	36.94
Outstanding at June 30, 2024	114,981	$33.96	$—	4.13

Vested and exercisable	70,695	$28.09	$—	5.41

1.
Includes 62,178 and 52,803 awards as of June 30, 2024 and 63,648 and 52,803 awards as of December 31, 2023 accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026, the fourth anniversary of the closing of the Business Combination.

As of June 30, 2024, there was: (i) $171 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 1.13 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan, the 2018 Plan and the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales and marketing	$86	$60	$129	$136
Product development	140	97	234	206
General and administrative	381	423	842	896
	$607	$580	$1,205	$1,238

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2024, 59,304 shares of common stock were available for issuance under the ESPP and 50,861 remained available at June 30, 2024.

•
On March 15, 2023, eligible employees purchased 14,441 shares for a total purchase price of $120.
•
On September 15, 2023, eligible employees purchased 5,701 shares for a total purchase price of $48.
•
On March 15, 2024, eligible employees purchased 8,443 shares for a total purchase price of $16.

The Company's current offering period runs from March 16, 2024 through September 15, 2024. Stock-based compensation expense related the ESPP was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

ESPP expense (included in stock-based compensation)	$4	$18	$14	$67

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 28,546 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the closing of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of June 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

401(k) matching contributions	$138	$153	$279	$386

NOTE 14 — Related Party Transactions

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid during the first quarter of 2023. There were no such payments during the three months and six months ended June 30, 2024.

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, at that time a member of the Company’s Board and currently President and Chief Operating Officer and a Board member, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee was providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the six months ended June 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 15 — Segment Reporting

Segment revenue, cost of sales and gross profit were as follows during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Retail	$7,341	$8,840	$15,212	$18,310
Brands	1,381	1,835	2,558	3,614
Total revenue	$8,722	$10,675	$17,770	$21,924

Retail Cost of Sales:
Merchant Processing fees	$170	$212	$350	$410
Business platform	173	307	368	693
Website infrastructure	189	240	396	478
Labor allocation	271	269	531	585
	803	1,028	1,645	2,166
Brands Cost of Sales:
Merchant Processing fees	32	44	59	85
Website infrastructure	36	50	67	94
Labor allocation	51	56	89	115
Other	37	60	75	124
	156	210	290	418
Total cost of sales	$959	$1,238	$1,935	$2,584

Gross profit:
Retail	$6,538	$7,812	$13,567	$16,144
Brands	1,225	1,625	2,268	3,196
Total gross profit	$7,763	$9,437	$15,835	$19,340

Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTE 16 — Income Taxes

The Company’s effective tax rate was 0% for the three months and six months ended June 30, 2024 and 2023. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

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

The Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use NOLs may be limited as prescribed under Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company has not performed an IRC Section 382 study as of December 31, 2023 due to its full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement had no material impact to the Company during the year ended December 31, 2023 and the six months ended June 30, 2024.

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

The Company considers its preferred stock to be participating securities. As of June 30, 2024 and 2023, the Company had 81,260 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Total undistributed loss	$(1,275)	$(1,436)	$(3,662)	$(6,833)

Common stock and common stock equivalents	2,326,821	1,975,472	2,261,491	1,955,471

Basic net loss per share	$(0.55)	$(0.73)	$(1.62)	$(3.49)
Diluted net loss per share	$(0.55)	$(0.73)	$(1.62)	$(3.49)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Shares subject to warrants	522,549	522,549	522,549	522,549
Shares subject to convertible promissory notes	121,237	124,000	121,237	124,000
Shares subject to ESPP	8,113	10,368	5,864	10,237
Escrow Shares	81,260	81,260	81,260	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	404,719	191,246	364,839	216,800
Shares subject to stockholder earn-out rights	271,454	271,454	271,454	271,454
	1,409,332	1,200,877	1,367,203	1,226,300

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

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 121 total employees, including 118 in the U.S. and 3 in Canada as of June 30, 2024.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended June 30,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,595	5,261	(1,666)	-32%
Retailer ARPA[2]	$684	$558	$126	23%

	Six Months Ended June 30,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,595	5,261	(1,666)	-32%
Retailer ARPA[2]	$680	$555	$125	23%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

There was a 32% decline in year-over-year ending retail accounts for each of the three months and six months ended June 30, 2024, compared to the same periods in 2023. In addition, sequentially, ending retail accounts declined 6% from 3,840 at March 31, 2024. These changes were primarily related to customer budget constraints and Leafly’s ongoing removal of non-paying customers primarily during 2023.

The 23% increase in ARPA for the three months ended June 30, 2024, compared to the same period in 2023 was primarily the result of the roll-out of new rate cards and churn of lower ARPA accounts during late 2023 and early 2024. Sequentially, ARPA increased 1% from $677 at March 31, 2024 due to the reduction of lower ARPA accounts in 2024.

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

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$7,341	$8,840	$(1,499)	-17%
Brands	1,381	1,835	(454)	-25%
Total revenue	$8,722	$10,675	$(1,953)	-18%

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$15,212	$18,310	$(3,098)	-17%
Brands	2,558	3,614	(1,056)	-29%
Total revenue	$17,770	$21,924	$(4,154)	-19%

Retail

Retail revenues decreased $1,499 for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $523 decrease in subscriptions revenue and a $1,016 decrease in digital display ads. These decreases were slightly offset by an increase in other revenues of $40 for the three months ended June 30, 2024 as compared to the same period in 2023. The net 17% decrease was driven by the reduction in ending retail accounts discussed above.

Retail revenues decreased $3,098 for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $1,174 decrease in subscriptions revenue and a $2,051 decrease in digital display ads. These decreases were slightly offset by an increase in other revenues of $127 for the six months ended June 30, 2024 as compared to the same period in 2023. The net 17% decrease was driven by the reduction in ending retail accounts discussed above.

Brands

For the three months ended June 30, 2024 as compared to the same period in 2023, Brands revenue decreased $454, due to a reduction in display ads of $342, a decrease in other revenues of $45, a branded content decrease of $5 and a direct-to-consumer marketing revenue decrease of $62. The decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

For the six months ended June 30, 2024 as compared to the same period in 2023, Brands revenue decreased $1,056, due to a reduction in display ads of $750, a decrease in other revenues of $137, a branded content decrease of $59 and a direct-to-consumer marketing revenue decrease of $110. The decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

Cost of Revenue

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$803	$1,028	$(225)	-22%
Brands	156	210	(54)	-26%
Total cost of sales	$959	$1,238	$(279)	-23%

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$1,645	$2,166	$(521)	-24%
Brands	290	418	(128)	-31%
Total cost of sales	$1,935	$2,584	$(649)	-25%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs, driving an improvement in gross margin of 89.1% versus 88.4% and 89.2% versus 88.2% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 as described below.

For the three months ended June 30, 2024 as compared to the same period in 2023, retail cost of revenue decreased $225 due to decreased business platform and merchant processing costs of $176 and decreased website infrastructure costs of $51, partially offset by increased labor allocation costs of $2.

For the six months ended June 30, 2024 as compared to the same period in 2023, retail cost of revenue decreased $521 due to decreased business platform and merchant processing costs of $385, decreased labor allocation costs of $54 and decreased website infrastructure costs of $82.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency as described below with a slight improvement in gross margin of 88.7% versus 88.6% and 88.7% versus 88.4% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.

Brands cost of revenue decreased $54 for the three months ended June 30, 2024 as compared to the same period in 2023, of which $49 corresponds to decreased associated revenue. Brands cost of revenue also decreased $5 for the three months ended June 30, 2024 as compared to the same period in 2023, due to reduced labor allocation costs.

Brands cost of revenue decreased $128 for the six months ended June 30, 2024 as compared to the same period in 2023, of which $102 corresponds to decreased associated revenue. Brands cost of revenue also decreased $26 for the six months ended June 30, 2024 as compared to the same period in 2023, due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the reductions in force and cost reduction activities in early 2023.

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,374	$2,852	$(478)	-17%
Product development	2,377	2,320	57	2%
General and administrative	3,658	5,016	(1,358)	-27%
Total operating expenses	$8,409	$10,188	$(1,779)	-17%

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$4,994	$7,763	$(2,769)	-36%
Product development	4,790	5,600	(810)	-14%
General and administrative	8,445	11,676	(3,231)	-28%
Total operating expenses	$18,229	$25,039	$(6,810)	-27%

Sales and Marketing

Sales and marketing expenses decreased $478 for the three months ended June 30, 2024 as compared to the same period in 2023 due to: a $358 decrease in compensation costs and a $120 reduction in other costs.

Sales and marketing expenses decreased $2,769 for the six months ended June 30, 2024 as compared to the same period in 2023 due to: a $2,601 decrease in compensation costs and a $203 reduction in other costs partially offset by an increase in advertising and professional services of $35.

Product Development

Product development expenses increased $57 for the three months ended June 30, 2024 as compared to the same period in 2023 due to a $104 increase in depreciation expense primarily related to capitalized internal use software and a $50 increase in professional services which were partially offset by a $41 decrease in compensation costs (or $232 excluding capitalized costs) and a $56 reduction in other costs. Product development expenses are reported net of $386 and $253 of costs capitalized to internal-use software for the three months ended June 30, 2024 and 2023, respectively.

Product development expenses decreased $810 for the six months ended June 30, 2024 as compared to the same period in 2023 due to a $955 decrease in compensation costs (or $1,146 excluding capitalized costs); and a $224 reduction in other costs, partially offset by a $244 increase in depreciation expense primarily related to capitalized internal use software and a $125 increase in professional services. Product development expenses are reported net of $597 and $788 of costs capitalized to internal-use software for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative

General and administrative expenses decreased $1,358 for the three months ended June 30, 2024 as compared to the same period in 2023 due to a $306 decrease in legal and professional services; a $464 reduction in insurance expense, a $756 decrease in bad debts expense due to recoveries in the current year period and an $82 decline in other costs, partially offset by a $155 increase in compensation costs; and a $95 increase in business tax expenses related to franchise and license taxes.

General and administrative expenses decreased $3,231 for the six months ended June 30, 2024 as compared to the same period in 2023 due to a $1,372 decrease in legal and professional services, a $919 reduction in insurance, a $176 decrease in compensation costs, a $985 decrease in bad debts expense due to recoveries in the current year period and an $85 decline in other costs partially offset by a $306 increase in business tax expenses related to franchise and license taxes.

Legal and professional services expenses include $204 for the three and six months ended June 30, 2024 related to advisors for strategic alternatives as discussed below under Liquidity and Capital Resources — Going Concern.

Other Income and Expense

	Three Months Ended June 30,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(638)	$(724)	$86	-12%
Other expense, net	9	39	(30)	-77%
Total other income (expense)	$(629)	$(685)	$56	-8%

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(1,245)	$(1,437)	$192	-13%
Other expense, net	(23)	303	(326)	-108%
Total other income (expense)	$(1,268)	$(1,134)	$(134)	12%

Interest expense, net decreased by $86 and $192 for the three and six months ended June 30, 2024 compared to the same periods in 2023 due primarily to a $128 and $253 increase, respectively, in interest income related to an increase in average balances invested.

Other expense, net decreased by $30 and $326 for the three and six months ended June 30, 2024 as compared to the same periods in 2023 due primarily to a $0 and $253 reduction, respectively, in the change in fair value of derivatives.

Net Loss

Net loss was $1,275 and $3,662 for the three months and six months ended June 30, 2024, respectively, compared to net loss of $1,436 and $6,833 for the three and six months ended June 30, 2023, respectively. The reductions in net loss were primarily due to the realization of cost savings from the 2023 reduction in force and cost cutting measures, as discussed above.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,275)	$(1,436)	$(3,662)	$(6,833)
Interest expense, net	638	724	1,245	1,437
Depreciation and amortization expense	323	226	652	421
EBITDA	(314)	(486)	(1,765)	(4,975)
Stock-based compensation	607	580	1,205	1,238
Transaction related expenses - strategic alternatives	204	—	204	—
Severance costs	—	—	—	754
Change in fair value of derivatives	(14)	(14)	(28)	(281)
Adjusted EBITDA	$483	$80	$(384)	$(3,264)

The favorable changes in EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 versus the same periods in 2023 are primarily due to cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $13,820 and $15,544 as of June 30, 2024 and December 31, 2023, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Six Months Ended June 30, 2024

During the six months ended June 30, 2024, we utilized a total of $1,724 of cash to fund cash operating losses of approximately $1,123 partially offset by favorable changes in current assets and liabilities of $669, investing activities (primarily capitalized software costs) of $595, and financing activities (primarily repayment of the short-term financing) of $675. The changes in current assets and liabilities during the six months ended June 30, 2024 included reductions in accounts payable and accrued expenses of $78 as well as a decrease in prepaid expenses and other current assets of $652.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

As compared to the six months ended June 30, 2023, cash used in operations decreased by $9,364 to $454 for the six months ended June 30, 2024, mainly due to decreased net loss from operations as a result of the reductions in force, the cost cutting measures employed in 2023 and the payment of 2022 bonuses in early 2023. Cash used in investing activities decreased $182 to $595 primarily due to lower software capitalization in the current year period. Cash and restricted cash provided by financing decreased $797 over this same period to a use of $675 for the six months ended June 30, 2024, primarily due to repayments of the short-term financing in 2024.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at June 30, 2024 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Quarterly Report for further discussion.

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

We have $29,425 of 2022 Notes maturing on January 31, 2025 and based on our current liquidity position would not be able to repay the 2022 Notes when due. Note 9 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes. In addition, as noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $77,860 and

$74,198 at June 30, 2024 and December 31, 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Quarterly Report are issued. In response to these conditions, we took the following actions:

•
We implemented previous restructuring plans, most recently in the first quarter of 2023, which reduced our labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. We still expect to recognize the full-year impact of our 2023 restructuring in 2024.
•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023 and May 2024, we worked with our noteholders and converted $300 and $275, respectively, of the outstanding principal to equity (Note 9). In addition, during July 2024, we sold 40,000 common shares for net proceeds of $96 under our ATM program (Note 11).
•
In early 2024, we began an initiative that we believe will improve revenues by hiring eight sales professionals and implementing improved selling strategies. In addition, during the first quarter of 2024, the Company also terminated several employees resulting in a net reduction of nine employees.
•
During the second quarter of 2024, we engaged financial advisors to explore financing and strategic opportunities to maximize shareholder value.

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. We are closely monitoring and reducing operating expenses where we are able to, while intending to ensure the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures outlined in both actions above and planned operations will be not sufficient to meet our capital requirements for a period of at least twelve months from the date that our June 30, 2024 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

We believe that our capital resources are not sufficient to fund our operations for at least the following 12 months, because we do not currently have the ability to repay our 2022 Notes due in January 2025.

ATM Offering

On June 27, 2024, we entered into the Equity Distribution Agreement with the Agent pursuant to which we could sell, at our option, up to an aggregate of $2,519 in shares of our common stock through the Agent under the ATM Offering. As of June 30, 2024, we have not made any sales under the ATM Offering (Note 11); however, subsequent to June 30, 2024 and through the date of this Quarterly Report, we sold 40,000 common shares for net proceeds of $96.

Noncompliance with Nasdaq Continued Listing Standards

From January 1, 2024 until March 25, 2024, we were out of compliance with the Audit Committee Rule, which requires our Board’s Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Staff confirming our noncompliance with the Audit Committee Rule and providing us with a cure period to regain compliance (i) until the earlier of our next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders was held before July 1, 2024, then we had to evidence compliance no later than July 1, 2024. As a result of the Board’s appointment on March 25, 2024 of two new independent directors, Messrs. Monat and Nannetti, to the Board and to the Board's Audit Committee, on April 1, 2024, we received written notice from the Staff confirming that we regained compliance with the Audit Committee Rule and this matter is now closed.

On April 9, 2024, we received the Notice from the Staff notifying us that we no longer comply with Nasdaq's requirements contained in Nasdaq Listing Rule 5550 for companies traded on the Capital Market. Nasdaq Listing Rule 5550 requires a company listed on the Capital Market to continuously meet at least one of the Continued Listing Standards set forth in Nasdaq Listing Rule 5550(b), as follows:

Continued Listing Standard	Requirement

“Stockholders’ Equity”	Minimum $2.5 million

“Market Value of Listed Securities”	Minimum $35 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years

As confirmed by the Notice, we do not currently meet any of the Continued Listing Standards. The Notice has no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, we had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On May 24, 2024, we submitted a proposed plan of compliance to Nasdaq showing how we intend to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, we have provided, and will provide if asked to do so in the future, updates on our progress under the proposed plan. If Nasdaq accepts the plan, then Nasdaq has discretion to grant an extension of up to 180 calendar days or until October 7, 2024, to regain compliance with the Stockholders’ Equity standard. There can be no assurance that Nasdaq will grant any extension period for us to regain compliance with the Stockholders’ Equity standard. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted, and an extension period is granted but we fail to regain compliance within that period, our securities would be subject to delisting. We would have the right to appeal that decision before a Nasdaq hearings panel. If we were to appeal, the hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

To comply with the Stockholders’ Equity standard, the value of our stockholders’ equity must exceed $2.5 million on or before the end of any extension we may receive from the Staff. To comply with the Market Value of Listed Securities standard, the total market value of our listed securities, calculated as Leafly’s total shares outstanding multiplied by the daily closing bid price, must be $35 million or more for a minimum of 10 consecutive business days at any time before the end of any extension we may receive from the Staff.

If we do not comply with the Continued Listing Standards prior to the expiration of any extension that may be granted by the Staff, or if the Staff declines to grant an extension after reviewing our compliance plan submission, the Nasdaq Listing Rules require the Staff to provide written notification to us that our securities will be delisted, subject to the right to appeal any such delisting determination to a Hearings Panel. See, Part I, Item 1A Risk Factors in our 2023 Annual Report under the heading “Public Company and Financial Reporting Risks — Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Common Stock.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period. In addition, based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we believe there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is the subject.

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2023 Annual Report. As of the date of this report, we are not aware of any material changes in the risk factors disclosed in our 2023 Annual Report. You should carefully consider the risks and uncertainties described herein and in our 2023 Annual Report, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2023 Annual Report are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Item 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

The following documents are included as exhibits to this Quarterly Report:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		Notice of Conversion and Consent, Dated May 7, 2024	8-K	May 7, 2024	10.1	May 7, 2024

10.2	+	Offer Letter from Leafly Holdings, Inc. to Peter Lee, dated May 1, 2024	8-K	May 1, 2024	10.2	May 7, 2024

10.3	+	Executive Severance Agreement, dated May 1, 2024, by and between Leafly Holdings, Inc. and Peter Lee	8-K	May 1, 2024	10.3	May 7, 2024

10.4		Equity Distribution Agreement, dated June 27, 2024, by and between Leafly Holdings, Inc. and The Benchmark Company, LLC	8-K	June 27, 2024	1.1	June 27, 2024

31.1	*

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2024.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer