Form 10-Q
period 2024-09-30
Leafly Holdings, Inc. /DE
filed 2024-11-08
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 3,074,202 shares of common stock, $0.0001 par value per share, outstanding.

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

These examples include:

•
the substantial doubt regarding the Company’s ability to continue as a going concern because it does not currently have the ability to repay the convertible notes due in January 2025;
•
the Company’s ability maintain the listing of Leafly’s shares of common stock and warrants on the Nasdaq Capital Market (the “Capital Market”), which will be subject to certain approvals by the Nasdaq Stock Market LLC (“Nasdaq”);
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

Part I - Financial Information
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS		(Audited)
Current assets
Cash and cash equivalents	$13,567	$15,293
Accounts receivable, net of allowance for credit loss of $454 and $1,398, respectively	1,922	2,635
Prepaid expenses and other current assets	1,339	1,074
Total current assets	16,828	19,002
Property, equipment, and software, net	2,604	2,554
Restricted cash - long-term portion	248	251
Other assets	—	28
Total assets	$19,680	$21,835

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible promissory notes, net	$29,228	$—
Accounts payable	567	813
Accrued expenses and other current liabilities	2,505	2,503
Deferred revenue	1,775	1,764
Total current liabilities	34,075	5,080

Non-current liabilities
Convertible promissory notes, net	—	29,085
Other long-term liabilities	79	128
Total non-current liabilities	79	29,213
Total liabilities	34,154	34,293

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 3,162,616 and 2,392,568 issued at September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at September 30, 2024 and December 31, 2023, respectively	(31,663)	(31,663)
Additional paid-in capital	96,188	93,403
Accumulated deficit	(78,999)	(74,198)
Total stockholders' deficit	(14,474)	(12,458)
Total liabilities and stockholders' deficit	$19,680	$21,835

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,353	$10,583	$26,123	$32,507
Cost of revenue	904	1,163	2,839	3,747
Gross profit	7,449	9,420	23,284	28,760
Operating expenses
Sales and marketing	2,149	2,563	7,143	10,326
Product development	2,205	2,533	6,995	8,133
General and administrative	3,642	5,799	12,087	17,475
Total operating expenses	7,996	10,895	26,225	35,934
Loss from operations	(547)	(1,475)	(2,941)	(7,174)
Interest expense, net	(629)	(720)	(1,874)	(2,157)
Other income (expense), net	37	(15)	14	288
Net loss	$(1,139)	$(2,210)	$(4,801)	$(9,043)

Net loss per share:
Basic	$(0.46)	$(1.10)	$(2.05)	$(4.58)
Diluted	$(0.46)	$(1.10)	$(2.05)	$(4.58)

Weighted average shares outstanding:
Basic	2,502,109	2,010,644	2,342,282	1,974,057
Diluted	2,502,109	2,010,644	2,342,282	1,974,057

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2024	—	$—	2,392,568	$—	(154,055)	$(31,663)	$93,403	$(74,198)	$(12,458)
Net loss	—	—	—	—	—	—	—	(2,387)	(2,387)
Stock-based compensation	—	—	—	—	—	—	598	—	598
Issuance of common stock under ESPP	—	—	8,443	—	—	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	63,019	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(8,474)	—	—	—	(40)	—	(40)
Balance at March 31, 2024	—	$—	2,455,556	$—	(154,055)	$(31,663)	$93,977	$(76,585)	$(14,271)
Net loss	—	—	—	—	—	—	—	(1,275)	(1,275)
Stock-based compensation	—	—	—	—	—	—	607	—	607
Conversion of 2022 Notes to common stock	—	—	96,813	—	—	—	292	—	292
Issuance of common stock upon vesting of restricted stock units	—	—	73,677	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(6,999)	—	—	—	(15)	—	(15)
Balance at July 1, 2024	—	$—	2,619,047	$—	(154,055)	$(31,663)	$94,861	$(77,860)	$(14,662)
Net loss	—	—	—	—	—	—	—	(1,139)	(1,139)
Stock-based compensation	—	—	—	—	—	—	424	—	424
Issuance of common stock upon vesting of restricted stock units	—	—	74,169	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units			(5,831)				(13)		(13)
Issuance of common stock under ESPP	—	—	5,231	—	—	—	8	—	8
Net proceeds from ATM Offering	—	—	470,000	—	—	—	908	—	908
Balance at September 30, 2024	—	$—	3,162,616	$—	(154,055)	$(31,663)	$96,188	$(78,999)	$(14,474)

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(in thousands except share amounts)

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	2,163,766	$—	(154,055)	$(31,663)	$89,956	$(64,700)	$(6,407)
Net loss	—	—	—	—	—	—	—	(5,397)	(5,397)
Stock-based compensation	—	—	—	—	—	—	658	—	658
Issuance of common stock under ESPP	—	—	14,441	—	—	—	120	—	120
Issuance of common stock upon vesting of restricted stock units	—	—	14,255	—	—	—	—	—	—
Balance at March 31, 2023	—	$—	2,192,462	$—	(154,055)	$(31,663)	$90,734	$(70,097)	$(11,026)
Net loss	—	—	—	—	—	—	—	(1,436)	(1,436)
Stock-based compensation	—	—	—	—	—	—	580	—	580
Issuance of common stock upon vesting of restricted stock units	—	—	30,333	—	—	—	—	—	—
Balance at July 1, 2023	—	$—	2,222,795	$—	(154,055)	$(31,663)	$91,314	$(71,533)	$(11,882)
Net loss	—	—	—	—	—	—	—	(2,210)	(2,210)
Stock-based compensation	—	—	—	—	—	—	997	—	997
Reverse stock split	—	—	34,192	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	5,701	—	—	—	48	—	48
Issuance of common stock upon vesting of restricted stock units	—	—	48,112	—	—	—	—	—	—
Balance at September 30, 2023	—	$—	2,310,800	$—	(154,055)	$(31,663)	$92,359	$(73,743)	$(13,047)

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,801)	$(9,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	697
Stock-based compensation expense	1,629	2,235
Credit loss, net of recoveries	460	2,350
(Gain) loss on disposition of assets	(2)	63
Noncash amortization of debt discount	436	409
Noncash change in fair value of derivatives	(42)	(295)
Other	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	253	(2,461)
Prepaid expenses and other current assets	1,162	(467)
Accounts payable	(246)	(16)
Accrued expenses and other current liabilities	(205)	(3,246)
Deferred revenue	11	137
Net cash used in operating activities	(316)	(9,638)

Cash flows from investing activities
Additions of property, equipment, and software	(1,080)	(1,042)
Proceeds from sale of property and equipment	2	27
Net cash used in investing activities	(1,078)	(1,015)

Cash flows from financing activities
Issuance of common stock under ESPP	24	168
Tax payments related to shares retired for vested restricted stock units	(68)	—
Repayments of related party payables	(90)	1
Net proceeds from sale of stock via ATM Offering	908	—
Repayments of short-term financing arrangements	(1,109)	—
Net cash (used in) provided by financing activities	(335)	169

Net decrease in cash, cash equivalents, and restricted cash	(1,729)	(10,484)
Cash, cash equivalents, and restricted cash, beginning of period	15,544	25,202
Cash, cash equivalents, and restricted cash, end of period	$13,815	$14,718

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash financing activities:
Short-term financing of insurance payable	$1,399	$—
Conversion of promissory notes into common stock	292	—

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
•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December 2023 and May 2024, the Company worked with its noteholders and converted $300 and $275 (Note 9), respectively, of the outstanding principal to equity. In addition, during the three and nine months ended September 30, 2024, the Company sold 470,000 common shares for net proceeds of $908 under the ATM program (Note 11).
•
In early 2024, the Company began an initiative to improve revenues by hiring additional sales professionals and implementing improved selling strategies. In addition, during the nine months ended September 30, 2024, total employees declined by 12 persons from 131 to 119.
•
The Company continues to work with the advisors it engaged during the second quarter of 2024 to explore financing and strategic opportunities to maximize stakeholder value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The restructuring plans above have been implemented and have significantly contributed to the cash savings of the Company. The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that, the combined impact of the cost reduction measures outlined in both actions above, Leafly’s current negative working capital as of September 30, 2024 and planned operations will not be sufficient to meet its capital requirements for a period of at least 12 months from the date that these September 30, 2024 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2023 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2024 compared to the Company’s 2023 Financial Information.

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

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$13,567	$15,293
Restricted cash - long-term portion	248	251
	$13,815	$15,544

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $1,922 and $2,635 as of September 30, 2024 and December 31, 2023, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance, beginning of period	$324	$1,404	$1,398	$908
Add: provision for credit loss, net of recoveries	130	940	460	2,350
Less: write-offs	—	(944)	(1,404)	(1,858)
Balance, end of period	$454	$1,400	$454	$1,400

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	September 30, 2024	December 31, 2023

Prepaid subscriptions	$578	$568
Prepaid insurance	627	350
Other prepaid assets	52	82
Other current assets	82	74
Subtotal, current portion	1,339	1,074
Prepaid expenses, long-term portion	—	28
Total	$1,339	$1,102

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	September 30, 2024	December 31, 2023

Furniture and equipment	$506	$447
Capitalized internal-use software	4,668	3,655
	5,174	4,102
Less: accumulated depreciation and amortization	(2,570)	(1,548)
	$2,604	$2,554

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Depreciation expense	$18	$21	$50	$68
Amortization of capitalized internal-use software	360	255	980	629
Total depreciation and amortization	$378	$276	$1,030	$697

During the nine months ended September 30, 2024, the Company disposed of equipment with a book value of $0 for $2, resulting in a gain on disposal of $2. During the nine months ended September 30, 2023, the Company disposed of equipment with a book value of $90 for $27, resulting in a loss on disposal of $63.

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023

Short-term financing [1]	$288	$—
Other employee-related liabilities	995	969
Accrued interest	387	999
Accrued bonuses	365	—
Other accrued expenses [2]	470	535
	$2,505	$2,503

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance, beginning of period	$1,852	$2,017	$1,764	$1,958
Add: net increase in current period contract liabilities	1,562	1,991	1,743	2,083
Less: revenue recognized from beginning balance	(1,639)	(1,913)	(1,732)	(1,946)
Balance, end of period	$1,775	$2,095	$1,775	$2,095

A majority of the deferred revenue balance as of September 30, 2024 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

Revenue by Type and Geography

The following table presents the Company's revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Advertising [1]	$8,218	$10,386	$25,637	$32,126
Other services [1]	135	197	486	381
	$8,353	$10,583	$26,123	$32,507

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

United States [1]	$8,137	$10,155	$25,180	$31,213
All other countries [1]	216	428	943	1,294
	$8,353	$10,583	$26,123	$32,507

1.
Amounts for the prior period have been reclassified to conform to the current period presentation.

The following table presents the Company's revenue by state:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Arizona	24%	20%	24%	20%
California	12%	12%	12%	12%
Oregon	11%	11%	11%	11%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

No other state comprised 10% or more of Leafly’s revenue during the three or nine months ended September 30, 2024 and 2023. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three or nine months ended September 30, 2024 or 2023.

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over Time [1]
Retail [2]	$7,378	$9,266	$22,590	$27,576
Brands [3]	692	929	2,415	3,571
	8,070	10,195	25,005	31,147
Point in time [1]
Brands [4]	283	388	1,118	1,360
	$8,353	$10,583	$26,123	$32,507

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

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.92% for the nine months ended September 30, 2024), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on January 31, 2025.

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

Carrying Amount and Fair Value

As of September 30, 2024, the net carrying amount of the 2022 Notes was $29,228, which reflects the partial conversions noted above and includes unamortized issuance costs and debt discount of $197, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $28,900 as of September 30, 2024. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Leases

The Company does not have any leases with an original term longer than 12 months as of September 30, 2024. The Company has short-term arrangements with immaterial rental obligations for office space.

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

As confirmed by the Notice, the Company does not currently meet any of the Continued Listing Standards. The Notice had no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, the Company had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore it can only be demonstrated through audited financial statements. On May 24, 2024, the Company submitted a proposed plan of compliance to Nasdaq showing how it intends to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, the Company provided updates on its progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). Any suspension or delisting of the Company’s common stock and warrants on the Capital Market has been stayed, pending the scheduled hearing and a final written decision from the Panel. The Panel hearing is scheduled for December 5, 2024. If the Panel denies the Company’s appeal, then the Company's common stock and warrants will be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

delisted from the Capital Market. There can be no assurance that the Panel will grant the Company an extension period or that the Company will ultimately meet all applicable criteria for continued listing on the Capital Market.

The Company is party to a number of agreements pursuant to which it has contractual covenants that it remains listed on the Capital Market or another national securities exchange, including pursuant to the 2022 Notes. In the event Leafly’s securities are delisted from the Capital Market, the Company will be in breach of such covenants. Such breach, if not cured or waived by holders of such securities, could result in litigation and, with respect to the 2022 Notes, would result in an acceleration of principal amount of the 2022 Notes. Any of the foregoing would materially and adversely affect the Company’s business, financial condition and results of operations.

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

Authorized Shares

As of September 30, 2024 and December 31, 2023, Leafly's authorized capital stock consisted of:

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

ATM Offering

On June 27, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Company could sell (the “ATM Offering”), at its option,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

up to an aggregate of $2,519 in shares of Leafly common stock through the Agent and, as of September 30, 2024, $1,266 remains under this limit. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company agreed to pay the Agent a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. The offering of Shares pursuant to the Equity Distribution Agreement will terminate upon the earliest of (i) the issuance and sale of all Shares under the Equity Distribution Agreement, (ii) the termination of the Equity Distribution Agreement as permitted therein, including if we are delisted from the Capital Market, and (iii) June 27, 2025. The Company has agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Equity Distribution Agreement, in an amount not to exceed $50 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. During the three and nine months ended September 30, 2024, the Company sold 470,000 shares of common stock at an average price of $2.42 per share and raised gross proceeds totaling $1,137 under the ATM Offering including commissions of $34. In addition, during the nine months ended September 30, 2024, the Company incurred $195 of costs in connection with launching its ATM Offering.

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

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of September 30, 2024 or December 31, 2023.

NOTE 12 — Warrants

Warrants

Public Warrants

At each of September 30, 2024 and December 31, 2023, there were 7,105,772 warrants outstanding to purchase an aggregate of 355,288 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants

At each of September 30, 2024 and December 31, 2023, there were 3,345,215 warrants outstanding to purchase an aggregate of 167,260 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants. During the year ended December 31, 2023, Private Warrant holders converted 77,951 Private Warrants to Public Warrants. No such conversions were made during the nine months ended September 30, 2024.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 13 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafy Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the nine months ended September 30, 2024 or the year ended December 31, 2023.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2024, 225,144 shares of common stock were available for issuance under the 2021 Plan and 36,289 remained available at September 30, 2024.

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

Stock Options

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the nine months ended September 30, 2024 or the year ended December 31, 2023.

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	4,976	$39.60	$—	8.64
Outstanding at March 31, 2024	4,976	39.60	$—	8.39
Outstanding at June 30, 2024	4,976	$39.60	$—	8.14
Forfeited or expired	(4,952)	39.60
Outstanding at September 30, 2024	24	$39.60	$—	7.88

Vested and exercisable	17	$39.60	$—	7.88

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of September 30, 2024, there was no unrecognized compensation cost related to stock options granted under the 2021 Plan.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2024	209,946	$8.74
Granted	187,024	3.21	$600
Vested	(63,019)	7.60	$291
Forfeited	(7,814)	8.63
Unvested at March 31, 2024	326,137	5.77
Granted	24,250	1.50	$36
Vested	(73,677)	4.93	$161
Forfeited	(1,599)	4.18
Unvested at June 30, 2024	275,111	5.69
Vested	(74,164)	5.02	$169
Forfeited	(7,945)	5.71
Unvested at September 30, 2024	193,002	$5.86

As of September 30, 2024, there was $821 total unrecognized compensation cost related to unvested RSUs and $4 total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a weighted-average remaining period of 1.01 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. No grants were made under the 2018 Plan during the nine months ended September 30, 2024 or the year ended December 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares[1]	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	116,451	$34.24	$3	4.65
Forfeited or expired	(201)	135.21
Outstanding at March 31, 2024	116,250	34.06	$—	4.35
Forfeited or expired	(1,269)	36.94
Outstanding at June 30, 2024	114,981	33.96	$—	4.13
Forfeited or expired	(19)	22.00
Outstanding at September 30, 2024	114,962	$33.96	$—	3.88

Vested and exercisable	72,488	$28.61	$—	5.20

1.
Includes 62,159 and 52,803 awards as of September 30, 2024 and 63,648 and 52,803 awards as of December 31, 2023 accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026, the fourth anniversary of the closing of the Business Combination.

As of September 30, 2024, there was: (i) $124 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.95 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan, the 2018 Plan and the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales and marketing	$50	$94	$179	$230
Product development	117	141	351	347
General and administrative	257	762	1,099	1,658
	$424	$997	$1,629	$2,235

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2024, 59,304 shares of common stock were available for issuance under the ESPP and 45,630 remained available at September 30, 2024.

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
•
On September 15, 2024, eligible employees purchased 5,231 shares for a total purchase price of $8.

The Company's current offering period runs from September 16, 2024 through March 15, 2025. Stock-based compensation expense related the ESPP was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

ESPP expense (included in stock-based compensation)	$3	$11	$17	$78

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 28,546 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the closing of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of September 30, 2024.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

401(k) matching contributions	$131	$134	$410	$520

NOTE 14 — Related Party Transactions

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly's consolidated balance sheet and was repaid during the first quarter of 2023. There were no such payments during the three months and nine months ended September 30, 2024.

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, at that time a member of the Company’s Board and currently President and Chief Operating Officer and a Board member, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee was providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the nine months ended September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 15 — Segment Reporting

Segment revenue, cost of sales and gross profit were as follows during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Retail	$7,378	$9,266	$22,590	$27,576
Brands	975	1,317	3,533	4,931
Total revenue	$8,353	$10,583	$26,123	$32,507

Retail Cost of Sales:
Merchant Processing fees	$176	$209	$526	$619
Business platform	155	267	523	961
Website infrastructure	195	239	591	719
Labor allocation	267	275	797	862
	793	990	2,437	3,161
Brands Cost of Sales:
Merchant Processing fees	23	43	83	128
Website infrastructure	26	50	92	142
Labor allocation	35	57	125	170
Other	27	23	102	146
	111	173	402	586
Total cost of sales	$904	$1,163	$2,839	$3,747

Gross profit:
Retail	$6,585	$8,276	$20,153	$24,415
Brands	864	1,144	3,131	4,345
Total gross profit	$7,449	$9,420	$23,284	$28,760

Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization.

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTE 16 — Income Taxes

The Company’s effective tax rate was 0% for the three months and nine months ended September 30, 2024 and 2023. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement had no material impact to the Company during the year ended December 31, 2023 and the nine months ended September 30, 2024.

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

The Company considers its preferred stock to be participating securities. As of September 30, 2024 and 2023, the Company had 81,260 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Total undistributed loss	$(1,139)	$(2,210)	$(4,801)	$(9,043)

Common stock and common stock equivalents	2,502,109	2,010,644	2,342,282	1,974,057

Basic net loss per share	$(0.46)	$(1.10)	$(2.05)	$(4.58)
Diluted net loss per share	$(0.46)	$(1.10)	$(2.05)	$(4.58)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Shares subject to warrants	522,549	522,549	522,549	522,549
Shares subject to convertible promissory notes	123,617	124,000	123,617	124,000
Shares subject to ESPP	6,973	13,170	5,626	11,299
Escrow Shares	81,260	81,260	81,260	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	339,534	284,657	355,790	239,613
Shares subject to stockholder earn-out rights	271,454	271,454	271,454	271,454
	1,345,387	1,297,090	1,360,296	1,250,175

See Note 9 for additional information regarding convertible promissory notes, Note 11 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 12 for additional information regarding warrants, and Note 13 for additional information regarding stock options, RSUs and PSUs.

NOTE 18 — Subsequent Event

Nasdaq Delisting Notification

Refer to Note 10 for further information on the plan denial and delisting determination letter that the Company received from the Staff on October 4, 2024 and the pending appeal.

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

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 119 total employees, including 116 in the U.S. and 3 in Canada as of September 30, 2024.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended September 30,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,554	4,466	(912)	-20%
Retailer ARPA[2]	$695	$644	$51	8%

	Nine Months Ended September 30,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,554	4,466	(912)	-20%
Retailer ARPA[2]	$685	$585	$100	17%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

There was a 20% decline in year-over-year ending retail accounts for each of the three months and nine months ended September 30, 2024, compared to the same periods in 2023 primarily related to customer budget constraints and Leafly’s ongoing removal of non-paying customers from the platform over the last 12 months. In addition, sequentially, ending retail accounts declined 1% from 3,595 at June 30, 2024.

The 8% increase in ARPA for the three months ended September 30, 2024, compared to the same period in 2023 was primarily the result of the removal of lower ARPA accounts from the platform, coupled with targeted price increases on Leafly products over the last twelve months. Sequentially, ARPA increased 2% from $684 at June 30, 2024 due to the reduction of lower ARPA accounts in 2024.

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

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$7,378	$9,266	$(1,888)	-20%
Brands	975	1,317	(342)	-26%
Total revenue	$8,353	$10,583	$(2,230)	-21%

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$22,590	$27,576	$(4,986)	-18%
Brands	3,533	4,931	(1,398)	-28%
Total revenue	$26,123	$32,507	$(6,384)	-20%

Retail

Retail revenues decreased $1,888 for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $870 decrease in subscriptions revenue, a $979 decrease in digital display ads, and a decrease in other revenues of $39 for the three months ended September 30, 2024 as compared to the same period in 2023. The net 20% decrease was driven by the reduction in ending retail accounts discussed above.

Retail revenues decreased $4,986 for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $2,045 decrease in subscriptions revenue and a $3,030 decrease in digital display ads. These decreases were slightly offset by an increase in other revenues of $89 for the nine months ended September 30, 2024 as compared to the same period in 2023. The net 18% decrease was driven by the reduction in ending retail accounts discussed above.

Brands

For the three months ended September 30, 2024 as compared to the same period in 2023, Brands revenue decreased $342, due to a reduction in display ads of $200, a decrease in other revenues of $26, a branded content decrease of $89 and a direct-to-consumer marketing revenue decrease of $27. The decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

For the nine months ended September 30, 2024 as compared to the same period in 2023, Brands revenue decreased $1,398, due to a reduction in display ads of $950, a decrease in other revenues of $164, a branded content decrease of $88 and a direct-to-consumer marketing revenue decrease of $196. The decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$793	$990	$(197)	-20%
Brands	111	173	(62)	-36%
Total cost of sales	$904	$1,163	$(259)	-22%

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$2,437	$3,161	$(724)	-23%
Brands	402	586	(184)	-31%
Total cost of sales	$2,839	$3,747	$(908)	-24%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs, driving an improvement in gross margin of 89.3% versus 89.3% and 89.2% versus 88.5% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 as described below.

For the three months ended September 30, 2024 as compared to the same period in 2023, retail cost of revenue decreased $197 due to decreased business platform and merchant processing costs of $145 and decreased website infrastructure costs of $44 and decreased labor allocation costs of $8.

For the nine months ended September 30, 2024 as compared to the same period in 2023, retail cost of revenue decreased $724 due to decreased business platform and merchant processing costs of $531, decreased labor allocation costs of $65 and decreased website infrastructure costs of $128.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency as described below with a slight improvement in gross margin of 88.6% versus 86.9% and 88.6% versus 88.1% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Brands cost of revenue decreased $62 for the three months ended September 30, 2024 as compared to the same period in 2023, of which $40 corresponds to decreased associated revenue. Brands cost of revenue also decreased $22 for the three months ended September 30, 2024 as compared to the same period in 2023, due to reduced labor allocation costs.

Brands cost of revenue decreased $184 for the nine months ended September 30, 2024 as compared to the same period in 2023, of which $139 corresponds to decreased associated revenue. Brands cost of revenue also decreased $45 for the nine months ended September 30, 2024 as compared to the same period in 2023, due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the reductions in force and cost reduction activities in early 2023.

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,149	$2,563	$(414)	-16%
Product development	2,205	2,533	(328)	-13%
General and administrative	3,642	5,799	(2,157)	-37%
Total operating expenses	$7,996	$10,895	$(2,899)	-27%

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$7,143	$10,326	$(3,183)	-31%
Product development	6,995	8,133	(1,138)	-14%
General and administrative	12,087	17,475	(5,388)	-31%
Total operating expenses	$26,225	$35,934	$(9,709)	-27%

Sales and Marketing

Sales and marketing expenses decreased $414 for the three months ended September 30, 2024 as compared to the same period in 2023 due to: a $346 decrease in compensation costs and a $68 reduction in other costs.

Sales and marketing expenses decreased $3,183 for the nine months ended September 30, 2024 as compared to the same period in 2023 due to: a $2,948 decrease in compensation costs and a $256 reduction in other costs partially offset by an increase in advertising and professional services of $21.

Product Development

Product development expenses decreased $328 for the three months ended September 30, 2024 as compared to the same period in 2023 due to a $366 decrease in compensation costs (or $328 excluding capitalized costs) and a $64 reduction in other costs, which were partially offset by a $102 increase in depreciation expense primarily related to capitalized internal use software. Product development expenses are reported net of $483 and $254 of costs capitalized to internal-use software for the three months ended September 30, 2024 and 2023, respectively.

Product development expenses decreased $1,138 for the nine months ended September 30, 2024 as compared to the same period in 2023 due to a $1,321 decrease in compensation costs (or $1,283 excluding capitalized costs); and a $279 reduction in other costs, partially offset by a $346 increase in depreciation expense primarily related to capitalized internal use software and a $116 increase in professional services. Product development expenses are reported net of $1,080 and $1,042 of costs capitalized to internal-use software for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative

General and administrative expenses decreased $2,157 for the three months ended September 30, 2024 as compared to the same period in 2023 due to a $905 decrease in bad debts expense due to recoveries in the current year period, a $585 decrease in compensation costs, $454 reduction in insurance expense, an $82 decrease in legal and professional services and a $131 decline in other costs.

General and administrative expenses decreased $5,388 for the nine months ended September 30, 2024 as compared to the same period in 2023 due to a $1,890 decrease in bad debts expense due to recoveries in the current year period, a $1,454 decrease in legal and professional services, a $1,373 reduction in insurance, a $761 decrease in compensation costs and a $193 decline in other costs partially offset by a $283 increase in business tax expenses related to franchise and license taxes.

Legal and professional services expenses include $100 and $304 for the three and nine months ended September 30, 2024, respectively, related to advisors for strategic alternatives as discussed below under Liquidity and Capital Resources — Going Concern.

Other Income and Expense

	Three Months Ended September 30,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(629)	$(720)	$91	-13%
Other income (expense), net	37	(15)	52	-347%
Total other income (expense)	$(592)	$(735)	$143	-19%

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(1,874)	$(2,157)	$283	-13%
Other income (expense), net	14	288	(274)	-95%
Total other income (expense)	$(1,860)	$(1,869)	$9	0%

Interest expense, net decreased by $91 and $283 for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due primarily to a $101 and $354 increase, respectively, in interest income related to an increase in average balances invested.

Other income (expense), net increased by $52 and decreased by $274 for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 due primarily to a $0 and $253 reduction, respectively, in the change in fair value of derivatives.

Net Loss

Net loss was $1,139 and $4,801 for the three months and nine months ended September 30, 2024, respectively, compared to net loss of $2,210 and $9,043 for the three and nine months ended September 30, 2023, respectively. The reductions in net loss were primarily due to the realization of cost savings from the 2023 reduction in force and cost cutting measures, as discussed above.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,139)	$(2,210)	$(4,801)	$(9,043)
Interest expense, net	629	720	1,874	2,157
Depreciation and amortization expense	378	276	1,030	697
EBITDA	(132)	(1,214)	(1,897)	(6,189)
Stock-based compensation	424	997	1,629	2,235
Transaction related expenses - strategic alternatives, reverse stock split	100	55	304	55
Reduction in force	—	—	—	754
Change in fair value of derivatives	(14)	(14)	(42)	(295)
Adjusted EBITDA	$378	$(176)	$(6)	$(3,440)

The favorable changes in EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 versus the same periods in 2023 are primarily due to cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $13,815 and $15,544 as of September 30, 2024 and December 31, 2023, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, we utilized a total of $1,729 of cash to fund cash operating losses of approximately $1,291 partially offset by favorable changes in current assets and liabilities of $975, investing activities (primarily capitalized software costs) of $1,078, and financing activities of $335 (primarily the $1,109 repayment of the short-term financing partially offset by $908 of funds raised in the ATM Offering net of offering costs). The changes in current assets and liabilities during the nine months ended September 30, 2024 included reductions in accounts payable and accrued expenses of $451 as well as a decrease in prepaid expenses and other current assets of $1,162.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

As compared to the nine months ended September 30, 2023, cash used in operations decreased by $9,322 to $316 for the nine months ended September 30, 2024, mainly due to decreased net loss from operations as a result of the reductions in force, the cost cutting measures employed in 2023 and the payment of 2022 bonuses in early 2023. Cash used in investing activities increased $63 to $1,078 for the nine months ended September 30, 2024 primarily due to higher software capitalization in the current year period. Cash and restricted cash used by financing activities increased $504 from the 2023 period to a use of $335 for the nine months ended September 30, 2024 (primarily the $1,109 repayment of the short-term financing partially offset by $908 of funds raised in the ATM Offering net of offering costs in 2024).

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at September 30, 2024 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Quarterly Report for further discussion.

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

To the extent existing sources of liquidity are not sufficient to fund future activities, meet our payment obligations under the 2022 Notes or pursue strategic opportunities, we may need to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. Any additional equity financing may be dilutive to stockholders. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or pursuing certain business opportunities. There can be no assurance that, if needed, we will be able to obtain additional or adequate financing or to refinance or restructure our indebtedness on terms favorable to us, if at all. See, Part I, Item 1A Risk Factors in our 2023 Annual Report under the headings “— We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.” and “— Risks Relating to our Indebtedness.” In addition, if our securities are delisted, our ability to raise additional equity financing will be limited, and we may no longer have access to our ATM Program. See Section 1A. Risk Factors – “Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.”

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

We have $29,425 of 2022 Notes maturing on January 31, 2025 and based on our current liquidity position would not be able to repay the 2022 Notes when due. Note 9 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes. In addition, as noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $78,999 and $74,198 at September 30, 2024 and December 31, 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Quarterly Report are issued. In response to these conditions, we took the following actions:

•
We implemented previous restructuring plans, most recently in the first quarter of 2023, which reduced our labor force and substantially decreased costs in fiscal year 2023 as compared to fiscal year 2022. We still expect to recognize the full-year impact of our 2023 restructuring in 2024.
•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023 and May 2024, we worked with our noteholders and converted $300 and $275, respectively, of the outstanding principal to equity (Note 9). In addition, during the three and nine months ended September 30, 2024, we sold 470,000 common shares for net proceeds of $908 under our ATM program (Note 11).
•
In early 2024, we began an initiative that we believe will improve revenues by hiring additional sales professionals and implementing improved selling strategies. In addition, during the nine months ended September 30, 2024, total employees declined by 12 persons from 131 to 119.
•
We continue to work with the advisors we engaged during the second quarter of 2024 to explore financing and strategic opportunities to maximize stakeholder value.

The restructuring plans above have been implemented and are expected to continue contributing to the cash savings of the Company. We are closely monitoring and reducing operating expenses where we are able to, while intending to ensure the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures outlined in both actions above and planned operations will be not sufficient to meet our capital requirements for a period of at least twelve months from the date that our September 30, 2024 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

We believe that our capital resources are not sufficient to fund our operations for at least the following 12 months, because we do not currently have the ability to repay our 2022 Notes due in January 2025.

ATM Offering

On June 27, 2024, we entered into the Equity Distribution Agreement with the Agent pursuant to which we could sell, at our option, up to an aggregate of $2,519 in shares of our common stock through the Agent under the ATM Offering. During the three and nine months ended September 30, 2024, we raised net proceeds totaling $908 under the ATM Offering (Note 11).

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

As confirmed by the Notice, we do not currently meet any of the Continued Listing Standards. The Notice has no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants will continue to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, we had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On May 24, 2024, we submitted a proposed plan of compliance to Nasdaq showing how we intend to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, we provided updates on our progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). Any suspension or delisting of the Company’s common stock and warrants on the Capital Market has been stayed, pending the scheduled hearing and a final written decision from the Panel. The Panel hearing is scheduled for December 5, 2024. If the Panel denies the Company’s appeal, then the Company's common stock and warrants will be delisted from the Capital Market. There can be no assurance that the Panel will grant the Company an extension period or that the Company will ultimately meet all applicable criteria for continued listing on the Capital Market.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.

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

On April 9, 2024, we received a notification from Nasdaq’s Listing Qualifications Staff (“Staff”) notifying us that we no longer comply with Nasdaq Listing Rule 5550(b) (the “Continued Listing Standards”). On May 24, 2024, we timely submitted a proposed plan of compliance to Nasdaq showing how we intend to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, we provided updates on our progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). Any suspension or delisting of the Company’s common stock and warrants on the Capital Market has been stayed, pending the scheduled hearing and a final written decision from the Panel, and our common stock and warrants continue to trade on the Nasdaq Capital Market (the “Capital Market”) under the symbols “LFLY” and “LFLYW,” respectively. The Panel hearing is scheduled for December 5, 2024. If the Panel denies the Company’s appeal, then the Company's common stock and warrants will be delisted from the Capital Market. There can be no assurance that the Panel will grant the Company an extension period or that the Company will ultimately meet all applicable criteria for continued listing on the Capital Market.

If we are delisted from the Capital Market, it is unlikely we would qualify for listing on another national securities exchange in the United States and trading of our common stock and warrants may take place on an over-the-counter market established for unlisted securities, such as the OTCQX, the OTCQB or the Pink Market maintained by OTC Markets Group Inc. We cannot assure you that our common stock and/or warrants, if delisted from Nasdaq, will ever be listed on another securities exchange or quoted on an over-the counter quotation system. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock and warrants on an over-the-counter market, and many investors would likely not buy or sell our common stock and warrants due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. Accordingly, delisting from the Capital Market could make trading our securities more difficult for investors, likely leading to declines in our share price, trading volume and liquidity. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our securities and the ability of holders to sell our securities in the secondary market.

If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors which may further limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

Furthermore, we are party to a number of agreements pursuant to which we have contractual covenants that we remain listed on the Capital Market or another national securities exchange, including pursuant to the 2022 Notes. In the event our securities are delisted from the Capital Market, we will be in breach of such covenants. Such breach, if not cured or waived by holders of such securities, could result in litigation and, with respect to the 2022 Notes, would result in an acceleration of principal amount of the 2022 Notes. Any of the foregoing would materially and adversely affect our business, financial condition and results of operations.

Item 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2024.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer