Form 10-K
period 2024-12-31
Leafly Holdings, Inc. /DE
filed 2025-03-31
CIK 1785592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-K

_____________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-39119

_____________________________

Leafly Holdings, Inc.

(Exact name of registrant as specified in its charter)

_____________________________

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 1st Avenue Suite 330 PMB 88154 Seattle, Washington	98104-2246
(Address of principal executive offices)	(Zip Code)

(206) 455-9504

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value; Warrants, exercisable for shares of common stock at an exercise price of $230.00 per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $4.8 million.

Registrant had 3,128,490 shares of Common Stock ($0.0001 par value) outstanding as of March 19, 2025.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report regarding Leafly Holdings, Inc.’s (referred to herein as, “Leafly” or the “Company” or “we”, “our” or “us”) future financial performance, strategy, operations, operating results, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may appear throughout this Annual Report, including in the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), “Cybersecurity” (Part I, Item 1C), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). Words, and variations of words, such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “plan,” “will,” “could,” “should,” “predict,” “potential,” “can,” “likely,” “designed,” and “continue” and similar expressions are intended to identify our forward-looking statements. You should read statements that contain these words carefully because they:

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
•
the Company’s ability to pay its debts as they become due or otherwise resolve its debts with creditors;

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

Business Description

Leafly began as a platform to provide consumers with trusted cannabis information. Since then, Leafly has evolved into a content-first, community-driven, multi-sided marketplace that connects consumers to cannabis brands and licensed retailers. We offer cannabis retailers and brands subscription-based marketplace listings that provide our broad-based cannabis audience with information, reviews, menus, and ordering and delivery options through legal retailers. Our audience — which was over 48 million in 2024 — chooses Leafly for our unique, original content and data.

Our Markets

As of December 31, 2024, 42 U.S. states and the District of Columbia have legalized cannabis for medical use, of which 24 states and the District of Columbia have further legalized cannabis for adult-use. Cannabis is a Schedule I substance under the Controlled Substances Act and is illegal under U.S. federal law. In 2013, Canada legalized the commercial production and sale of medical cannabis, and in 2018 it legalized the commercial production and sale of adult-use cannabis. Several dozen other countries, including Germany, Australia, Mexico and Jamaica, permit cannabis use in some form. Leafly generates revenue in nearly all U.S. states where cannabis is legal for medical and/or adult-use and across Canada. As a content-led marketplace, we have an audience in all 50 states and almost every country where consumers have an interest in cannabis and are able to access our information platform.

Support for cannabis legalization in the U.S. remains strong, with recent polls from Gallup showing 68% support for legalizing cannabis across the country. The support is bipartisan, as evidenced by actions taken by the 118th Congress, including the introduction of the States Reform Act by Republican members of Congress, the Marijuana Opportunity Reinvestment and Expungement Act by Jerrold Nadler, and the Cannabis Administration and Opportunity Act by Senate Majority Leader Chuck Schumer, and the passage of the Medical Marijuana and Cannabidiol Research Expansion Act (Public Law 117-215) after receiving bipartisan support. At the state level, efforts to end prohibition continue to make progress, with Ohio being the latest to launch adult-use sales.

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

Projected Growth and Challenges of the Cannabis Market

The consistent growth of the U.S. legal cannabis industry in recent years is expected to continue. In 2021, Whitney Economics projected that the industry would double between 2020 and 2025, and the Pew Research Center reported that a majority of U.S. adults support having legal access to medical and/or adult-use cannabis.

Despite these growth expectations, the regulated cannabis market is still nascent and fragmented, with significant challenges facing both consumers seeking to understand cannabis, and the retailers and brands seeking to grow while managing regulatory burdens. Furthermore, the rapid pace of industry expansion in response to developments in legalization has been accompanied by significant growing pains. Many industry participants have struggled with oversupply, low prices, and competition. Recently, many states have also experienced significant declines in unit pricing for regulated cannabis products, with that decline more pronounced in certain states than in others. As a result, certain regulated cannabis operators have announced that they are consolidating operations, shuttering certain operations, or reducing advertising spend, to reduce costs.

Leafly's Consumers and Suppliers and How We Reach Them

Consumers

Leafly attracted on average 5.1 million monthly visitors to its platform in 2024. While Leafly primarily targets a North American audience, consumers around the world consult Leafly for education and information about cannabis and where and what to buy from licensed retailers and brands. Prevalence of cannabis consumption across consumers has increased in the last 20 years as an increasing number of states and countries have legalized cannabis for medical and/or adult-use.

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

As of December 31, 2024, we had over 14,000 retail listings on our platform, of which over 3,300 were paid. We believe the greater the number of retail listings and menu items, the more likely it is a consumer will find their desired product or strain.

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

Revenue from our retail partners accounted for approximately 86.3% and 85.0% of our revenue for the years ended December 31, 2024 and 2023, respectively.

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

Revenue from our brand partners accounted for approximately 13.7% and 15.0% of our revenue for the years ended December 31, 2024 and 2023, respectively.

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

Concentration of Markets and Customers

For the year ended December 31, 2024, Leafly derived approximately 23%, 12% and 10% of its revenue from customers in Arizona, California and Oregon, respectively. No other state comprised 10% or more of Leafly’s revenue. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2024.

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

People Operations and Human Capital Resources

As of December 31, 2024, Leafly had 111 employees of which 110 were full-time employees. We categorize our company into three teams: sales and marketing, product development, and general and administration. Within those three categories as of December 31, 2024, we had 50, 36 and 25 employees, respectively. Of these employees, 109 were located in the U.S. and 2 were located in Canada.

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

Information about our Executive Officers

Our executive officers as of the date of this Annual Report were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information

Yoko Miyashita	50

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

Suresh Krishnaswamy	56

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

Peter Lee	48

President and Chief Operating Officer since May 2024; member of the Leafly Board of Directors since February 4, 2022; prior thereto President of Merida Merger Corp. since August 2019 and a member of Merida’s board of directors from September 2019; prior thereto since April 2018, Mr. Lee has been an independent investor and consultant; prior thereto from 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a long/short equity oriented hedge fund; prior thereto, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund; prior thereto from 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group.

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

We have webcast our earnings calls and certain events we participated in or hosted with members of the investment community on our investor relations website at investor.leafly.com. Additionally, we have provided notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

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
•
The value of the Company’s securities may suffer as a matter of wider trends with respect to the valuation of cannabis industry securities
•
We may not be able to evolve quickly enough to keep up with marketing trends in the cannabis space.

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

Public Company and Financial Reporting Risks

•
Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market has resulted in a delisting of our Common Stock and Warrants.
•
Trading of our common stock and warrants on the OTC Pink Open Market will be much more limited than the market available on Nasdaq.
•
The delisting of our common stock and warrants from Nasdaq may result in defaults under our contractual obligations and further decreases in the publicly traded value of our common stock.
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
•
Effective December 31, 2024, the Company is no longer an “Emerging Growth Company” and as such may face additional reporting requirements increasing its reporting burdens.
•
If we were to deregister our Common Stock and Warrants under the Exchange Act and suspend our on-going reporting obligations, it will become more difficult for you to monitor your investment and may further decrease the available market for the Company’s securities.
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
•
The Board has the authority to issue preferred stock without stockholder approval, which may impact your voting or economic rights with respect to the Common Stock.
•
There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

Risks Relating to our Indebtedness

•
We may not be able to pay our 2022 Notes as they become due, which would significantly impact the on-going operation of the Company.
•
The holders of the 2022 Notes hold a security interest in substantially all of our assets, which means they could foreclose on our assets if we are not able to meet our payment obligations when due.

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

Expansion of our business in the United States is, in part, dependent upon continued legislative authorization, including by voter initiatives and referenda, of cannabis at the state level. In 2023 and 2024, ballot measures to allow for adult use succeeded in Ohio, but failed in Arkansas, North Dakota, South Dakota and Florida. In addition, implementation of state laws is often a multi-year process following a successful ballot initiative or legislative approval. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action to legalize cannabis in a particular jurisdiction, numerous factors could impact the legislative process, including lobbying efforts by opposing stakeholders as well as legislators’ disagreements about how to legalize cannabis as well as the interpretation, implementation, and enforcement of applicable laws or regulations. For example, many states, including New York, that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. Burdensome regulation at the state level could also slow or stop further development of the cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, not strictly enforcing regulations for non-licensed cannabis operators, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of making it difficult for cannabis businesses, including our customers, to operate profitably in those states. Any one of these factors could slow or halt the legalization of cannabis, which would negatively impact our ability to expand our business.

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

We face competition from a range of competitors, including but not limited to: (i) other advertising platforms and online marketplaces such as Weedmaps, Dutchie, Eaze, and iHeartJane; (ii) online media companies that provide news, information, advertising and ordering services, such as High Times, Wikileaf and Allbud; (iii) newspaper, television, and other mainstream media companies such as the New York Times, LA Times and Politico, which provide alternative sources of news and information about cannabis, (iv) offline media companies and service providers; (v) general two-sided markets such as Yelp, internet search engines such as Google, and social media sites such as X (formerly Twitter); (vi) e-commerce platforms like Amazon and Shopify; and (vii) traditional customer relationship management service providers such as SAP and Salesforce. We also compete with these companies for the attention of contributors and consumers and may experience decreases in both if our competitors offer more compelling environments. In addition, we compete with local cannabis retailers, and with companies such as Springbig, Meadow, Leaflink, Growflow and Metrc and others, that sell software and services to such local cannabis retailers, who want to sell from their own websites or run their local businesses independently of a platform such as Leafly’s. In addition, DoorDash has entered the business of providing online ordering and/or delivery services related to certain hemp products in the US, and if the laws and regulations governing delivery of legal cannabis change, these companies may in the future enter the business of providing online ordering and/or delivery services related to psychoactive cannabis products.

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

We have incurred significant cumulative operating losses since our inception, including net loss of $5.7 million compared to a net loss of $9.5 million for the calendar years ended December 31, 2024 and 2023, respectively. Since October 2022, we have implemented plans to reduce operating expenses, which included headcount reductions. While we took these steps to reduce our expenses, we expect to continue to (i) make strategic investments aligned with our operating plans to support, improve and/or develop our technology infrastructure, platform features, and service offerings; (ii) structure and deploy resources to our marketing and sales operations to align with our near and long-term objectives, while re-evaluating and pivoting as needed to address market and other conditions we face; (iii) pursue strategic opportunities; and (iv) otherwise support our operations and growth. While we expect to continue to meet public company compliance requirements, these are costly and impose substantial demands on management and our operational infrastructure and therefore are considering appropriate measures to further reduce these burdens, including deregistering our securities and suspending our reporting obligations as soon as we are eligible to do so. If we do not achieve expected savings from our most recent cost-saving measures, or our operating costs increase more than we expect as a result of continued investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, our inability to manage our costs properly could negatively affect the quality of our products and features and our ability to generate future revenues. Reductions in staff could also adversely affect our ability to attract and retain key employees.

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

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. At December 31, 2024, we had $29.4 million of 2022 Notes (Note 9) which were scheduled to mature on January 31, 2025 and were modified on January 15, 2025 (Note 18) and extended to July 1, 2025, contingent upon a 12.5% reduction in principal that was paid on January 21, 2025. Based on its current liquidity position the Company would not be able to repay the 2022 Notes when due. In addition, as noted above, the Company has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. The Company has incurred operating losses since its inception and had an accumulated deficit of $79.9 million and $74.2 million at December 31, 2024 and 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its 2024 financial statements are issued. In response to these conditions, the Company took the following actions:

•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December 2023, and May 2024, the Company worked with its noteholders and converted $300,000 and $275,000, respectively, of the outstanding principal to equity (Note 9). In addition, during the year ended December 31, 2024, we sold 470,000 common shares for net proceeds of $908,000 under our ATM program (Note 11).
•
In early 2024, the Company began an initiative to improve revenues by hiring additional sales professionals and implementing improved selling strategies. In addition, during the year ended December 31, 2024, total employees declined by 20 full-time employees from 131 to 111.
•
Management is considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. In furtherance of this option, the Company has filed amendments to terminate all of our existing continuous offering statements and deregistered any unsold shares.

The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that the combined impact of the cost reduction measures outlined above, Leafly’s current negative working capital of $17.9 million as of December 31, 2024 and planned operations will not be sufficient to meet the Company’s capital requirements for a period of at least twelve months from the date that these December 31, 2024 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern. Management will continue to evaluate our liquidity and capital resources.

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

In the fiscal year ended December 31, 2024, substantially all of our revenue was generated by (a) the sale of advertising solutions, and (b) subscription listing fees. Our ability to grow our business depends on our ability to maintain and expand our brand and retailer client base. To do so, we must convince prospective advertising partners of the benefits of our advertising solutions, including providing additional information and context to those prospective advertisers who may not be familiar with our solutions (such as those in new markets). We must also convince existing and prospective advertising partners alike that our advertising solutions work to their benefit. Additionally, our policy to decline acceptance of advertising or listings from companies that cannot demonstrate proper licensure may cause us to limit our advertising base and forgo certain revenue opportunities. Failure to maintain and expand our advertising partner base could harm our business.

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

In 2023 and the beginning of 2024, we experienced higher than expected rates of customer churn, bad debt expense and collection efforts, manifesting in a 15% decline in ending retail accounts for the year ended December 31, 2024 compared to the year ended December 31, 2023. In addition, our brand revenue dropped by 25% as of the same year-over-year period, as a result of macro challenges pressuring the cannabis industry which impacted and are expected to continue to impact our brand advertising business. If we cannot replace these accounts or if our customers continue to struggle financially or do not remain viable, our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables could be adversely impacted, which could have a material adverse impact on our financial condition and results of operations. See - “The impact of macroeconomic conditions in the United States and Canada, including the resulting effect on advertising and marketing spending by cannabis retail and brands businesses, may adversely affect our business, operating results and financial condition,” below.

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

Our success depends in part on our ability to attract users through unpaid internet search results on search engines like Google, Yahoo!, Bing and DuckDuckGo. In total, search engines accounted for the majority of the sessions on our website during 2024. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or platform features or the services or platform features of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations, particularly if our competitors are permitted to engage in paid promotion.

Google in particular is the most significant source of traffic to our website, accounting for nearly all of the search engine-generated sessions on our platform in 2024. Since Google does not allow us to engage in paid promotion of our website, we rely on organic prominence. Our success depends in part on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, the continued inability to engage in paid promotion could have a substantial negative effect on our business and results of operations.

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

We intend to continue to make investments to support our operating plan and strategic objectives and may require additional funds to respond to business challenges and opportunities, including the need to develop new platform features and services or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds to support the foregoing and to fund our other obligations, including paying the principal on our 8% convertible notes, which matured on January 31, 2025 and were modified with a 12.5% principal reduction and an extension to July 1, 2025. See the risks discussed below under the heading “— Risks Relating to our Indebtedness.” If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve higher interest rates than our current indebtedness, resulting in increased debt service payments and agreements that include equity conversion rights and financial and other covenants on terms that are more favorable to lenders, limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, pursuing certain business opportunities or declaring dividends.

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

In Canada, the Cannabis Act legalized the commercial cultivation and processing of cannabis for medical and adult-use purposes in Canada and created a federal legal framework for controlling the production, distribution, promotion, sale and possession of cannabis. The Cannabis Act also provides the provinces and territories of Canada with the authority to regulate other aspects of adult-use cannabis, such as distribution, sale, minimum age requirements (subject to the minimum set forth in the Cannabis Act), places where cannabis can be consumed, and a range of other matters. The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In addition, the Cannabis Act provides that it is prohibited to publish, broadcast or otherwise disseminate, on behalf of another person, with or without consideration, any promotion that is prohibited by a number of sections of the Cannabis Act. The Cannabis Act therefore includes provisions that could apply to certain aspects of our business, both directly to the solutions we provide and indirectly on account of any noncompliance by those who use our offerings. As required by the Cannabis Act, the Canadian Minister of Health convened an expert panel to conduct a legislative review of the Cannabis Act. The panel delivered its final report in March 2024, which emphasized, among other things, the continued need for access to cannabis and the protection of public health and safety. Although two of the fifty-four recommendations address cannabis promotion to some degree, at least one of the recommendations encourages efforts to help consumers identify legal retailers and products, one of Leafly’s core functions, and we do not expect any of the recommended changes to have any negative impacts on the cannabis industry or our business.

Laws and regulations affecting the cannabis industry in U.S. states and Canada are continually changing. Any change in regulations or even the speed of changes to regulations, more vigorous enforcement thereof or other unanticipated events could require us to incur substantial costs associated with compliance, to alter our business plan or give rise to material liabilities, and could materially and adversely affect our operations, revenue, and profitability. The commercial cannabis industry is still a young industry, and we cannot predict the impact of the compliance regime to which our business may be subject. Although we have not yet been required to obtain any cannabis license as a result of existing cannabis regulations, it is possible that regulations may be enacted in the future that will require us to obtain such a license in order to provide our services in a particular jurisdiction or that will otherwise seek to substantially regulate our business and there can be no assurances that we will be able to obtain such licenses. These laws change frequently and may be difficult to interpret and apply. For example, Ohio Department of Commerce (“ODCC”) recently provided guidance regarding adopted rules that significantly impede Leafly’s ability to do business in Ohio under its current business model. We believe this interpretation is inconsistent with the statute and adopted rules, but if we are unable to convince or force ODCC to rescind or modify this guidance, our business in Ohio is likely to be adversely affected.

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

The 2018 Farm Bill was set to lapse on September 30, 2023, but has been extended until September 30, 2024 by virtue of a Continuing Resolution passed by Congress and signed into law by President Biden, and extended again until September 30, 2025, by virtue of the passage of the American Relief Act. While many observers anticipate that a new farm bill will be passed and that it will contain hemp provisions similar to the 2018 Farm Bill, there can be no guarantees that a new farm bill will be authorized, or that it will contain similar provisions. If the exemption for hemp-derived products is eliminated or significantly narrowed or otherwise altered, it would negatively impact some of our existing customers who sell or advertise hemp-derived products and in turn affect our ability to provide advertising services to such customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In the absence of federal regulation, a growing number of state governments have passed state-level legislation to regulate the legality, production, and sale of certain hemp-derived products. Some states impose licensing and regulatory requirements for the cultivation, processing, transportation, or distribution of hemp and hemp products. Many states also impose restrictions on the type of products that may be sold, including prohibiting the sale of certain hemp extracts (including delta-8 THC) or certain formats (such as ingestible products or smokable hemp), or limiting the manner in which they may be sold by, for example, prohibiting health claims in advertising or, in some circumstances, banning outright the sale of intoxicating hemp products. States could change their laws and make the requirements to grow, process, transport, advertise and distribute hemp and hemp products more difficult. States could also investigate whether or determine that we or our suppliers were found to be operating in violation of state law. Any of these actions or consequences could have a material adverse effect on our business, financial condition, and results of operations.

Allowing unlicensed or noncompliant businesses to access our services or allowing businesses to use our services in a noncompliant manner, including engaging in false or deceptive business practices, may subject us to legal or regulatory enforcement and/or negative publicity, which could adversely impact our business, operating results, financial condition, brand and reputation.

Our suppliers are contractually required to represent, warrant and covenant to us that they conduct their business in compliance with applicable state, municipal and provincial laws, and rules, which includes any applicable licensing requirements and the regulatory framework enacted by each state, municipality or province in which they do business. Suppliers further contractually agree to indemnify us for any damages we may suffer as a result of their noncompliance, and there is no guarantee that such suppliers will be able to fulfill such indemnification obligations. We rely on our suppliers’ contractual representations, and generally do not verify them, other than with respect to the licensed status of our suppliers operating cannabis retail and brands (i.e., product) businesses. We require suppliers to provide proof of valid corporate existence at the time we initially onboard them, or, if we understand that state or municipal law requires a separate cannabis license, to submit a valid, unexpired state-issued license number. We do not routinely validate whether that license number remains valid during the term of our suppliers’ use of our services. As a result, some of our suppliers or their listings currently and in the future may not be in compliance with current licensing and related requirements under applicable state, municipal or provincial laws and regulations. Any potential legal enforcement actions against any of our suppliers selling cannabis for being unlicensed or insufficiently licensed could negatively impact us.

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

Many foreign countries and governmental bodies, including Canada and the European Union (“E.U.”), and other relevant jurisdictions where we conduct business have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses and other types of data. The California Consumer Privacy Act of 2018 and its implementing regulations, as amended (the “CCPA”), which went into effect on January 1, 2020, establishes data privacy rights for consumers and compliance requirements for businesses doing business in California. Moreover, California voters approved the California Privacy Rights Act, (the “CPRA”), in November 2020, which went into effect on January 1, 2023. The CPRA amended the CCPA to include additional privacy protections for California residents and established the California Privacy Protection Agency to enforce the law. Other states have adopted similar laws and regulations that went into effect in 2024, including Montana, Texas, Utah, Oregon and New Jersey. In Canada, the federal Personal Information Protection and Electronic Documents Act (the “PIPEDA”) governs the collection, use and disclosure of PII in many provinces in Canada, and though it is silent with respect to territorial reach, the Federal Court of Canada has found that PIPEDA will apply to businesses established in other jurisdictions if there is a “real and substantial connection” between the organization’s activities and Canada. Provincial privacy commissioners take a similar approach to the interpretation and application of provincial private-sector privacy laws equivalent to PIPEDA. Further, Canada has robust anti-spam legislation. Organizations sending commercial electronic messages to individuals must either have express consent from the individual in the prescribed form or the situation must qualify as an instance of implied consent or other authorization set out in Canada’s Anti-Spam Legislation (the “CASL”). The penalties for non-compliance under CASL are significant and the regulator, the Canadian Radio-Television and Telecommunications Commission, is active with respect to enforcement. In addition, the E.U.’s General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, requires subject companies to implement and maintain comprehensive information privacy and security protections with respect to personal data (data that relates to an identified or identifiable individual) about persons in the E.U. that is collected or processed by such companies. The GDPR provides for substantial penalties for noncompliance.

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

For over ten years, under a policy first instituted during President Obama’s administration, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. On August 29, 2013 former Deputy Attorney General James Cole issued a Memorandum (the “Cole Memo”), which described the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources. The Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued over seven years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities. We cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies such as our business suppliers.

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

The position of the new Trump administration with respect to cannabis is unclear. Although President Trump voiced support for cannabis rescheduling and for a Florida legalization initiative in 2024, his previous administration did not make any material changes to pre-existing cannabis policy. Furthermore, in connection with her confirmation hearing, newly-confirmed Attorney General Pam Bondi responded to a series of written questions regarding cannabis policy and rescheduling by saying only that she would “give the matter careful consideration after consulting with appropriate Department officials.” While neither Trump nor Bondi have promised to avoid federal interference with state cannabis laws, there have been no firm indications that the enforcement priorities of DOJ regarding cannabis are likely to change.

Then-President Biden initiated a scheduling review of marijuana in late 2022 and announced a pardon of all prior federal offenses for simple marijuana possession. As a result of this scheduling review, the Department of Health and Human Services recommended that cannabis be moved to Schedule III, which would potentially allow cannabis, in forms approved by the FDA, to be dispensed with a prescription. In addition, re-scheduling would likely obviate the restrictions on tax deductions in Internal Revenue Code section 280E, improving the bottom line of our suppliers and potentially leading to increased marketing spend, including on the Leafly platform. In May 2024, the Drug Enforcement Administration published a notice of proposed rulemaking to move cannabis to Schedule III. The DEA initially scheduled hearings to receive testimony regarding the rescheduling for January through March 2025, however, in January 2025 the hearings were postponed for at least three months. There can be no guarantee that DEA will move cannabis out of Schedule I. Furthermore, re-scheduling cannabis to Schedule III would not legalize existing state medical or adult-use cannabis regulatory schemes under the CSA, meaning many of the existing risks would remain, and could potentially create new competition for some of our suppliers in the form of FDA-approved pharmaceutical producers. The full effects of re-scheduling cannabis are unclear, and any change could affect our business and financial results.

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

Certain states in which we operate have enacted regulations regarding marketing and sales activities of cannabis products, including certain state restrictions that directly or indirectly affect our products, including our online order reservation platform, which could limit availability of some of our products and in turn adversely affect demand for our listing and marketing services. For example, Ohio Department of Commerce (“ODCC”) recently provided guidance regarding adopted rules that significantly impede Leafly’s ability to do business in Ohio under its current business model. We believe this interpretation is inconsistent with the statute and the or modify adopted rules, but if we are unable to convince or force ODCC to rescind this guidance, our business in Ohio is likely to be adversely affected. Generally speaking, if our suppliers are unable to effectively use our products and compete for market share, or if the costs of compliance with applicable regulations cannot be absorbed by our suppliers, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.

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

The value of the Company’s securities may suffer as a matter of wider trends with respect to the valuation of cannabis industry securities.

Cannabis stocks were volatile in 2024 and remain under pressure in early 2025, extending the bear market that began over 4 years ago. The New Cannabis Ventures Global Cannabis Stock Index has dropped over 93% from the peak 4 years ago. Cannabis stocks, as measured by the Global Cannabis Stock Index, dropped 7.3% in December. The entire market sentiment has been derailed by the delaying of rescheduling, which may not occur, as well as the challenges of disallowance for tax deductions or credits for expenses and limitations in utilizing national financial institutions. In addition, similar to the Company, many cannabis related businesses have significant debt, as a group, and face significant challenges in paying it off or extending looming deadlines.

We may not be able to evolve quickly enough to keep up with marketing trends in the cannabis space.

Marketing in the cannabis industry has always been challenging due to stringent regulations and platform restrictions. Social media giants like Facebook and Instagram continue to enforce strict rules that limit cannabis advertising, pushing brands to seek alternative strategies. Influencer marketing and celebrity endorsements are becoming increasingly important tools for cannabis brands looking to build credibility and reach their target audiences. If our clients prioritize these methods of advertising over the types of advertising opportunities we offer, it may erode our market share and revenues.

Risks Related to Our Intellectual Property

We are, and may in the future be, subject to disputes and assertions by third parties that we violate their intellectual property rights. These disputes may be costly to defend and could harm our business and operating results.

We expect to face from time to time allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights. For example, third parties have claimed that we have allegedly violated their trademark rights solely due to our display of third party products bearing an allegedly infringing mark. In the past, we have successfully resolved such claims without litigation.

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

Public Company and Financial Reporting Risks

Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market has resulted in a delisting of our Common Stock and Warrants.

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with the Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board of Directors’ (the “Board”) Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Nasdaq’s Listing Qualifications Staff (the “Staff”) confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, no later than July 1, 2024. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

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

As confirmed by the Notice, the Company did not meet any of the Continued Listing Standards. The Notice had no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants continued to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, the Company had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore it can only be demonstrated through audited financial statements. On May 24, 2024, the Company submitted a proposed plan of compliance to Nasdaq showing how it intends to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, the Company provided updates on its progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). The Panel hearing was held on December 5, 2024.

On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Panel has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025.

In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and expected delisting, the Company’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively.

Trading of our common stock and warrants on the OTC Pink Open Market will be much more limited than the market available on Nasdaq. This may result in further decreases in the publicly traded value of our common stock.

The OTC Pink Open Market is a significantly more limited market than the Nasdaq, and quotation on the OTC Pink Open Market will likely result in a less liquid market for existing and potential holders of the Company’s common stock and warrants to trade such securities and could further depress the trading price of the common stock and warrants. Furthermore, trading in shares quoted on an OTC Markets Group trading platform is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC Markets Group is not a national stock exchange, and trading of securities on one of its trading platforms is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. The Company can provide no assurance that its common stock and warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the its common stock and warrants on this market, or whether the trading volume of its common stock and warrants will be sufficient to provide for an efficient trading market for existing and potential holders of its common stock and warrants.

The delisting of our common stock and warrants from Nasdaq, and any suspension of reporting obligations we may pursue, may result in defaults under our contractual obligations.

The Company is party to a number of agreements, including pursuant to the 2022 Notes, pursuant to which it has contractual covenants that it remains listed on the Capital Market or another national securities exchange, and/or maintain active registration statements with respect to certain of our restricted securities. Upon the termination of our Registration Statement on Form S-3, the Company may become out of compliance with such covenants. Such breach, if not cured or waived by holders of such securities, could result in litigation and, with respect to the 2022 Notes, could result in an acceleration of principal amount of the 2022 Notes. If management determines to take the Company private in order to save significant costs associated with operating as a public company, additional breaches under these agreements may occur, resulting in additional potential litigation. Any of the foregoing would materially and adversely affect the Company’s business, financial condition and results of operations.

We will continue to incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we are incurring and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jumpstart Our Business Startups Act (“JOBS Act”), and the rules and regulations of the SEC have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

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

Given the foregoing burdens, management is considering taking actions in order for the Company to terminate the registration of its securities under the Exchange Act and suspend its public reporting obligations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are required to comply with certain SEC and other legal or regulatory requirements. In particular, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder. The requirements of these laws, regulations and rules, including new and changing laws, regulations and rules relating to corporate governance and public disclosure, increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

Given the foregoing burdens, management is considering taking actions in order for the Company to terminate the registration of its securities under the Exchange Act and suspend its public reporting obligations.

Effective December 31, 2024, the Company is no longer an “Emerging Growth Company” and as such may face additional reporting requirements under the Securities Exchange Act of 1934, thereby increasing its reporting burdens.

Since inception, the Company met the requirements of being an “Emerging Growth Company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, as of the closing of the Business Combination. Emerging Growth Companies are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as they continue to be an emerging growth company. The Company was eligible to remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.23 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Merida’s initial public offering. The fifth anniversary of the date of the first sale of common stock in Merida’s initial public offering occurred in 2019, we are no longer an “emerging growth company” effective December 31, 2024. This means that we may no longer be eligible to use certain reduced reporting requirements, though many of the reduced reporting requirements may continue to apply to us as a “smaller reporting company.” To the extent we do incur additional disclosure obligations however because we are no longer an “emerging growth company,” we may face increased burdens associated with our status as a public reporting company.

If we were to deregister our Common Stock and Warrants under the Exchange Act and suspend our on-going reporting obligations, it will become more difficult for you to monitor your investment and may further decrease the available market for the Company’s securities.

If we were to terminate the registration of our Common Stock and Warrants, and suspend our reporting obligations, under the Exchange Act, we will no longer be subject to any reporting requirements under the Exchange Act or the rules applicable to SEC reporting companies. This would mean, among other things:

•
We will, therefore, cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements.
•
We will no longer be subject to the provisions of the Sarbanes-Oxley Act and other requirements applicable to a public company, including those required by the listing standards of a national stock exchange.
•
Our officers, directors and 10% stockholders will no longer be subject to the reporting requirements of Section 16 of the Exchange Act or be subject to the prohibitions against retaining short-swing profits in our shares of common stock. Persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.
•
We will have no ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use our stock as a form of consideration to acquire other companies.
•
We will no longer have access to publicly filed audited financial statements, information about executive compensation and other information about us and our business, operations and financial performance.

Under these conditions, you may receive limited information about the Company and there may be little to no market available for your shares.

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

Risks Relating to Ownership of our Common Stock

We qualify as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, our securities may be less attractive to investors and it could be more difficult to compare our performance to the performance of other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of our common stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30th, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. In addition, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our shares of common stock less attractive as a result, there may be a less active market for our shares of common stock and our share price may be more volatile.

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

While our common stock and warrants were previously listed on Nasdaq, our common stock and warrants were delisted from Nasdaq upon the open of trading on January 17, 2025. Our common stock is now traded on the OTC Pink Open Market under the symbol “LFLY” and “LFLYW”, respectively. The OTC Pink Open Market is a significantly more limited market than the Nasdaq, and quotation on the OTC Pink Open Market will likely result in a less liquid market for existing and potential holders of the Company’s common stock and warrants to trade such securities and could further depress the trading price of the common stock and warrants. If we were to suspend our reporting obligations under the Exchange Act, trading in our securities could decrease even further. We cannot assure you that an active trading market for our common stock will be sustained or that our common stock will be continued to be traded on the OTC Pink Open Market. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. While effective March 12, 2025, we terminated our registration statements under Form S-3 and Form S-8 under the Securities Act, all the equity awards previously issued under our equity incentive plans were registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of December 31, 2024, we had options outstanding to purchase up to an aggregate of 114,923 shares of our common stock, unvested restricted stock units (“RSUs”) totaling 111,183 shares, convertible notes outstanding which may convert into 121,201 shares of our common stock, 81,260 shares of our common stock held by the holders of Merida Holdings, LLC (the “Sponsor”) shares prior to Merida’s initial public offering that are subject to earn-out conditions, and Warrants outstanding to purchase 522,549 shares of our common stock. As of January 1, 2025, we also had the ability to issue up to 270,436 shares of common stock under the 2021 Plan and to issue up to an aggregate of 300,000 shares of common stock to former Leafly shareholders per the Merger Agreement and to Participants under the Earn-Out Plan. As of January 1, 2024, we also had the ability to issue up to 77,637 shares of common stock under the Employee Stock Purchase Plan (“ESPP”), but the Board terminated the ESPP effective February 1, 2025.

We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, the termination and suspension of our reporting obligations, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

The Board has the authority to issue preferred stock without stockholder approval. Any such preferred stock, if issued, may impact your voting or economic rights with respect to the Common Stock.

Under our Articles of Incorporation, as amended, the Leafly Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue up to 5,000,000 shares Leafly Preferred Stock from time to time in one or more series. The Leafly Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Leafly Board is able, without stockholder approval, to issue Leafly Preferred Stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly Common Stock and could have anti-takeover effects. The ability of the Leafly Board to issue Leafly Preferred Stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. In particular, the Company may issue preferred stock with enhanced voting rights in order to help facilitate the Company’s ability to suspend its reporting obligations under the Exchange Act.

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

Risks Relating to our Indebtedness

We may not be able to pay our 2022 Notes as they become due, which would significantly impact the on-going operation of the Company.

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

At December 31, 2024, we had $29.4 million of 2022 Notes (Note 9) which were scheduled to mature on January 31, 2025 and were modified on January 15, 2025 (Note 18) and extended to July 1, 2025, contingent upon a 12.5% reduction in principal that was paid on January 21, 2025. Based on its current liquidity position the Company would not be able to repay the 2022 Notes when due. In addition, as noted above, the Company has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. In order to pay amounts due on July 1, 2025, we will likely need to raise additional funds, through equity or debt financings, or a refinancing of the 2022 Notes. We cannot predict the terms of any such financing. Either our inability to pay the 2022 Notes, or the terms which may accompany any additional fundraising or refinancing, may materially impact the value of our common stock.

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

The holders of the 2022 Notes hold a security interest in substantially all of our assets, which means they could foreclose on our assets if we are not able to meet our payment obligations when due.

On January 15, 2025, the Company entered into an amendment (the “Amendment”) to the terms of the Note Purchase Agreement (Note 10), relating to the 2022 Notes. Concurrently with the Amendment, the Company entered into an amended and restated note (the “Amended and Restated Note”) for the 2022 Notes. The Amendment and the Amended and Restated Note, among other things, (i) extended the maturity date of the 2022 Notes from January 31, 2025 to July 1, 2025 and (ii) added certain financial maintenance covenants. In addition, the Company agreed to pay down 12.5% of the outstanding principal of the Notes and all accrued and unpaid interest on the Notes since the last interest payment date on July 31, 2024 (Note 18). In connection with the Amendment, the Company granted the holders of the Notes a security interest in the Company’s assets as collateral to secure the Company’s obligations underlying the 2022 Notes, subject to certain exceptions and limitations. If we become in default under

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the convertible notes when due.

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

As of December 31, 2024, our total debt was approximately $29.4 million, representing the $29.4 million principal of new convertible notes net of associated debt issuance costs. Our indebtedness could have important consequences to our current and potential investors. These risks include:

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

Our performance is subject to macroeconomic conditions and, particularly, their impact on levels of advertising spend by cannabis businesses, which are largely small and medium-sized businesses, and which may be disproportionately affected by economic downturns. In addition, our business may be directly affected by business cycles and other factors affecting the healthcare industry, due to the uses or potential uses of cannabis in the healthcare industry. To the extent that macroeconomic conditions in the United States and Canada (or other factors affecting the healthcare industry) materially deteriorate, our existing and potential customers may no longer consider investment in our advertising and marketing solutions a necessity, or may elect to reduce advertising and marketing budgets. Historically, economic downturns have resulted in overall reductions in advertising and marketing spending, although this was generally not the case during the economic downturn in 2020-2021 related to the COVID-19 pandemic. However, we experienced lower payment collection rates during the same period. In 2023, the cannabis industry was negatively impacted by macroeconomic conditions, including a sudden and significant decrease of investment in cannabis businesses and continued price deflation that began in 2022. These and other conditions resulted in financial hardship for certain cannabis businesses including a significant number of our paying brand and retailer customers, triggering higher than expected drops in revenues and immediate reductions in their marketing budgets. In turn, we experienced higher than expected rates of customer churn, bad debt expense and collection efforts in 2024, manifesting in a 15% decline in ending retail accounts for the year ended December 31, 2024 compared to the year ended December 31, 2023. If we cannot replace these accounts or if our customers continue to struggle financially or do not remain viable, our ability to generate new revenue, maintain existing revenue or collect on outstanding receivables could be adversely impacted, which could have a material adverse impact on our financial condition and results of operations.

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

COVID-19 or another pandemic, epidemic or outbreak of a contagious disease could affect Our business, results of operations and financial condition.

COVID-19 has had a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

If another pandemic or other public health crisis were to affect the markets in which we operate, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations as well as our relationships with suppliers and consumers. For example, during the course of the COVID-19 pandemic, some of our suppliers’ operations and supply chains were significantly disrupted and caused a temporary significant decrease in activity on our platform. The potential impact of a pandemic, epidemic or outbreak of a contagious disease, is difficult to predict and could have a material adverse impact on our operations and, in turn, our revenues, business and results of operations and the value of our stock.

The extent to which such a pandemic may impact our operational and financial performance remains uncertain and will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, and potential governmental and other restrictions resulting therefrom, all of which would be uncertain and difficult to predict considering the constantly evolving landscape.

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

Item 2. PROPERTIES

Leafly’s corporate headquarters is in Seattle, Washington. Many of our employees are geographically dispersed, with our largest cluster of employees outside of Seattle based in California. As of December 31, 2024, we did not have any material physical properties used in our operations in Seattle or elsewhere. Deferring the use of any material physical properties and moving to a fully remote workforce after the impact of COVID-19 has allowed us to best serve the needs of our employees and reinvest those capital resources into our business.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective January 17, 2025, our common stock, par value $0.0001 per share, and warrants to purchase shares of our common stock are currently traded on the OTC Pink Sheet Open Market and, since April 22, 2023, on the Capital Market. Any over-the-counter market quotations on the OTC Pink Sheet Open Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From February 4, 2022 until April 21, 2023, our common stock and warrants were traded on the Nasdaq Global Market, under the symbols LFLY and LFLYW, respectively. From November 7, 2019 until February 3, 2022, our common stock and warrants traded on the Nasdaq Global Market under the trading symbols “MCMJ” and “MCMJW,” respectively.

Holders

The aggregate number of stockholders of record as of March 19, 2025 was 433.

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

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Leafly was founded in 2010 and is headquartered in Seattle with 111 total employees, including 109 in the U.S. and 2 in Canada as of December 31, 2024.

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

Cannabis Industry Trends

While the cannabis market continues to grow, industry participants, including the Company and its customers, have experienced the pressures of regulatory overhang, increased competition, and irrational pricing strategies. In addition, cannabis stocks have been suffering under a bear market over the last four years. The entire market sentiment has been derailed by the delaying of rescheduling, which may not occur, as well as the challenges of disallowance for tax deductions or credits for expenses and limitations in utilizing national financial institutions. In addition, similar to the Company, many cannabis related businesses have significant debt, as a group, and face significant challenges in paying it off or extending looming deadlines. Market consolidation is set to continue in 2025, and mergers and acquisitions will create opportunities for both established players and emerging companies to expand market share and access new resources.

That being said, the US cannabis market could see a major shift in 2025 if rescheduling finally happens. In May 2024, the U.S. Department of Justice initiated the process to reschedule cannabis from a Schedule I substance to a Schedule III substance. In August, the US Drug Enforcement Administration (DEA) published a Notice of Proposed Rulemaking in the Federal Register, an important formal step. On November 26, after a public comment period, the DEA announced it would hold a formal hearing on the matter. However, the process has encountered delays and is now not expected to be finalized until late 2025. If successful, the move to reschedule cannabis has the potential to significantly benefit cannabis businesses by among other things, allowing certain tax deductions and credits that were previously unavailable, thus improving the bottom line of our suppliers. However, the path forward for rescheduling remains uncertain. Industry participants will likely also continue to see considerable volatility and pressure as long as this uncertainty remains.

Recent Significant Events

Delisting Notice

On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Panel has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025. As discussed in Note 10 to the consolidated financial statements, on April 9, 2024, the Company received a notification from the Staff notifying the Company that it no longer complied with the minimum $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years for continued listing set forth in Listing Rule 5550(b) or any of the Continued Listing Standards.

In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the SEC in accordance with Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and delisting, the Company’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively effective January 17, 2025.

The OTC Pink Open Market is a significantly more limited market than the Nasdaq, and quotation on the OTC Pink Open Market will likely result in a less liquid market for existing and potential holders of the Company’s common stock and warrants to trade such securities and could further depress the trading price of the common stock and warrants. The Company can provide no assurance that its common stock and warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the its common stock and warrants on this market, or whether the trading volume of its common stock and warrants will be sufficient to provide for an efficient trading market for existing and potential holders of its common stock and warrants.

Debt Modification

On January 15, 2025, the Company entered into an amendment (the “Amendment”) to the terms of the Note Purchase Agreement (Note 10), relating to the 2022 Notes. Concurrently with the Amendment, the Company entered into an amended and restated note (the “Amended and Restated Note”) for the 2022 Notes. The Amendment and the Amended and Restated Note, among other things, (i) extended the maturity date of the 2022 Notes from January 31, 2025 to July 1, 2025 and (ii) added certain financial maintenance covenants. In addition, the Company agreed to pay down 12.5% of the outstanding principal of the Notes and all accrued and unpaid interest on the Notes since the last interest payment date on July 31, 2024 (Note 18). In connection with the Amendment, the Company has agreed to grant the holders of the Notes a security interest in the Company’s assets as collateral to secure the Company’s obligations underlying the 2022 Notes, subject to certain exceptions and limitations, by January 31, 2025.

Registration Status

With our de-listing from Nasdaq, we are considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. To facilitate this option, on March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities. This is a prerequisite, among others, to the Company’s ability to suspend its ongoing Exchange Act reporting obligations.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Year Ended December 31,
	2024	2023	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,480	4,075	(595)	-15%
Retailer ARPA[2]	$692	$607	$85	14%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

The 15% decline in year-over-year ending retail accounts for the year ended December 31, 2024, compared to 2023, was primarily related to customer budget constraints and Leafly’s ongoing removal of non-paying customers from the platform over the last 12 months.

The 14% increase in ARPA for the year ended December 31, 2024, compared to 2023 was primarily the result of the removal of lower ARPA accounts from the platform, coupled with targeted price increases on Leafly products over the last twelve months.

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

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Revenue:
Retail	$29,912	$35,923	$(6,011)	-17%
Brands	4,730	6,329	(1,599)	-25%
Total revenue	$34,642	$42,252	$(7,610)	-18%

Retail

For the year ended December 31, 2024 as compared to 2023, Retail revenue decreased $6,011, due primarily to retail subscriptions revenue decrease of $2,484 and digital display ads decrease of $3,603, partially offset by an increase in other revenues of $76. Digital media display ads revenue declines were due to decreased volume of display ads sold. For the year ended December 31, 2024, the net 17% decrease in retail revenue as compared to 2023 was driven by the reduction in ending retail accounts discussed above.

Brands

For the year ended December 31, 2024 as compared to 2023, Brands revenue decreased $1,599, due primarily to direct-to-consumer marketing revenue decrease of $296, a reduction in display ads of $1,043, a reduction in other brand revenues of $159 and a branded content decrease of $101. The net 25% decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

Cost of Revenue

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Cost of sales: [1]
Retail	$3,141	$4,095	$(954)	-23%
Brands	536	706	(170)	-24%
Total cost of sales	$3,677	$4,801	$(1,124)	-23%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs, driving an improvement in gross margin of 89.5% versus 88.6% for the year ended December 31, 2024 as compared to 2023. For the year ended December 31, 2024 as compared to 2023, retail cost of revenue decreased $954 due to decreased website infrastructure costs of $734 and labor allocation costs of $95, as well as a decrease of $125 in merchant processing costs.

Brands

Brands cost of sales reductions were a consequence of declining revenues and, to a lesser extent, increased efficiency as described below with a slight decline in gross margin of 88.7% versus 88.8% for the year ended December 31, 2024 as compared to 2023. Brands cost of revenue decreased $170 for the year ended December 31, 2024 as compared to 2023, of which $135 corresponds to decreased associated revenue. Brands cost of revenue also decreased $35 due to reduced labor allocation costs.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the cost reduction activities discussed above and the reductions in force in early 2023.

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$9,355	$12,504	$(3,149)	-25%
Product development	9,194	9,848	(654)	-7%
General and administrative	15,552	22,150	(6,598)	-30%
Total operating expenses	$34,101	$44,502	$(10,401)	-23%

Sales and Marketing

Sales and marketing expenses decreased $3,149 for year ended December 31, 2024 as compared to 2023 due to a $2,800 decrease in compensation costs, a $143 reduction in advertising and marketing spending, a $103 reduction software costs, a $98 reduction in travel and entertainment expenses, and an $89 reduction in other costs. These reductions were all partially offset by an increase in professional services costs of $84.

Product Development

Product development expenses decreased $654 for the year ended December 31, 2024 as compared to 2023 due to a $913 decrease in compensation costs (or $793 excluding capitalized costs), a $272 reduction in software costs, and a $36 reduction in other costs. These reductions were all partially offset by a $120 increase in professional services and a $447 increase in depreciation expense primarily related to capitalized internal use software. Product development expenses are reported net of $1,465 and $1,345 of costs capitalized to internal-use software for the years ended December 31, 2024 and 2023, respectively.

General and Administrative

General and administrative expenses decreased $6,598 for the year ended December 31, 2024 as compared to 2023 due to: a $2,258 decrease in bad debts expense due to recoveries in the current period, a $1,826 reduction in insurance, a $1,587 decrease in legal and professional services, a $914 decrease in compensation costs (primarily driven by a $964 decrease in stock-based compensation expense), a $206 decline in software costs and a $102 reduction in other costs. These reductions were all partially offset by a $295 increase in business tax expenses related to franchise and license taxes.

Other Income and Expense

	Year Ended December 31,
	2024	2023	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(2,515)	$(2,778)	$263	-9%
Other income (expense), net	(96)	331	(427)	-129%
Total other income (expense)	$(2,611)	$(2,447)	$(164)	7%

Interest expense, net for the year ended December 31, 2024 decreased $263 compared to 2023 due primarily to a $330 increase in interest income related to an increase in average balances invested.

Other income (expense), net decreased for the year ended December 31, 2024 as compared to 2023 due primarily to changes of $174 and $253 related to our foreign subsidiary remeasurement adjustments and the fair value of derivatives, respectively.

Net Loss

Net loss was $5,747 for the year ended December 31, 2024, compared to net loss of $9,498 for the year ended December 31, 2023. The $3,751 reduction in net loss was primarily due to the realization of cost savings from the 2023 reduction in force and cost cutting measures, as discussed above.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes and Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net loss before interest, taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of “Adjusted EBITDA”. Below we have provided a reconciliation of net loss (the most directly comparable to accounting principles generally accepted in the United States of America (“GAAP”) financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Year Ended December 31,
	2024	2023
Net loss	$(5,747)	$(9,498)
Interest expense, net	2,515	2,778
Depreciation and amortization expense	1,426	986
EBITDA	(1,806)	(5,734)
Stock-based compensation	1,951	2,955
Transaction related expenses - strategic alternatives, reverse stock split	593	55
Reduction in force	—	754
Change in fair value of derivatives	(56)	(309)
Adjusted EBITDA	$682	$(2,279)

The favorable changes in EBITDA and Adjusted EBITDA for the year ended December 31, 2024 versus 2023 are primarily due to the cost savings resulting from Leafly’s reductions in force and cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $14,772 and $15,544 as of December 31, 2024 and 2023, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Year Ended December 31, 2024

During the year ended December 31, 2024, the Company utilized a total of $772 of cash and changes in current assets and liabilities of $2,663 primarily to fund: cash operating losses of approximately $1,338; investing activities (primarily capitalized software costs) of $1,463; and financing activities of $634 (primarily the $1,397 repayment of the short-term financing partially offset by $908 of funds raised in the ATM Offering net of offering costs). The $2,663 change in current assets and liabilities during 2024 included primarily a reduction in prepaid expenses and other current assets of $1,801 related to the amortization of directors’ and officers’ insurance paid in 2023, increases in accrued expenses of $682 primarily related to bonus accruals and transaction related costs for 2024, as well as a reduction in accounts receivable of $554 due to improved collections activity during 2024.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

As compared to 2023, cash used in operations decreased by $9,929 to $1,325 for the year ended December 31, 2024, mainly due to decreased net loss from operations as a result of the reductions in force and the cost cutting measures employed in 2023, and continued in 2024. See discussions under “— Significant Events” and “— Results of Operations” above for more information. Cash used in investing activities increased $147 to $1,463 primarily due to higher software capitalization in 2024. Cash and restricted cash provided by financing decreased $896 to a use of $634 for 2024, (primarily the $1,397 repayment of the short-term financing partially offset by $908 of funds raised in the ATM Offering net of offering costs in 2024). See Notes 3, 11, and 12 to our consolidated financial statements within this Annual Report for more information.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at December 31, 2024 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Annual Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay the operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. In addition, we are obligated to pay any convertible 2022 Notes when they come due on July 1, 2025, that do not ultimately convert to equity. See Note 9 to consolidated financial statements within this Annual Report for more information.

Liquidity and Capital Resources

We primarily fund our operations and capital expenditures through cash flows generated by operations and our cash, cash equivalents and restricted cash on hand. Our principal liquidity needs in the “near-term” (within the next twelve months) include the direct costs associated with revenues earned, operating expenses, payment of interest on the 2022 Notes and tax payments. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and were scheduled to mature on January 31, 2025, but were modified on January 15, 2025 and extended to July 1, 2025 subject to a 12.5% reduction in principal that was paid on January 21, 2025 (Note 18). In connection with the Amendment, the Company has granted the holders of the Notes a security interest in the Company’s assets as collateral to secure the Company’s obligations underlying the Notes, subject to certain exceptions and limitations.

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

Going Concern Assessment

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. At December 31, 2024, we had $29,425 of 2022 Notes (Note 9 to our consolidated financial statements within this Annual Report provides additional information regarding the 2022 Notes) which were scheduled to mature on January 31, 2025 and were modified on January 15, 2025 and extended to July 1, 2025, subject to a 12.5% reduction in principal that was paid on January 21, 2025. Based on our current liquidity position we would not be able to repay the 2022 Notes when due. In addition, as noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $79,945 and $74,198 at December 31, 2024 and 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date our 2024 financial statements are issued. In response to these conditions, we took the following actions:

•
During the fourth quarter of 2023, we began exploring opportunities to address the upcoming maturity of our 2022 Notes. In December 2023, and May 2024, we worked with our noteholders and converted $300 and $275, respectively, of the outstanding principal to equity (Note 9). In addition, during the year ended December 31, 2024, we sold 470,000 common shares for net proceeds of $908 under our ATM program (Note 11).
•
In early 2024, we began an initiative that we believe will improve revenues by hiring additional sales professionals and implementing improved selling strategies. In addition, during the year ended December 31, 2024, total employees declined by 20 full-time employees from 131 to 111.
•
With our de-listing from Nasdaq, we are considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. To that end, we have filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities. This is a prerequisite, among others, to the Company’s ability to suspend its ongoing reporting obligations.
•
We are closely monitoring and reducing operating expenses where we are able to,

We are closely monitoring and reducing operating expenses where we are able to, while ensuring the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures, our current negative working capital of $17,873 as of December 31, 2024 and planned operations will not be sufficient to meet our capital requirements for a period of at least twelve months from the date that our December 31, 2024 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date our 2024 financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

We believe that our capital resources are not sufficient to fund our operations for at least the following 12 months, because we do not currently have the ability to repay our 2022 Notes due in July 2025.

ATM Offering

On June 27, 2024, we entered into the Equity Distribution Agreement with the Agent pursuant to which we could sell, at our option, up to an aggregate of $2,519 in shares of our common stock through the Agent under the ATM Offering. During the year ended December 31, 2024, we raised net proceeds totaling $908 under the ATM Offering (Note 11). On March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities (Note 18).

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

As confirmed by the Notice, we did not meet (nor do we currently meet) any of the Continued Listing Standards. The Notice has no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants continued to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively. As set forth in the Notice, within 45 calendar days from the date of the Notice, we had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On May 24, 2024, we submitted a proposed plan of compliance to Nasdaq showing how we intended to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, we provided updates on our progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). Any suspension or delisting of the Company’s common stock and warrants on the Capital Market was stayed, pending the scheduled hearing and a final written decision from the Panel. The Panel hearing was scheduled for December 5, 2024 at which time the Company was unable to present a satisfactory compliance plan.

On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Panel has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025. As discussed above, on April 9, 2024, the Company received a notification from the Staff notifying the Company that it no longer complied with the minimum $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years for continued listing set forth in Listing Rule 5550(b) or any of the Continued Listing Standards.

In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the SEC in accordance with Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and expected delisting, the Company’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively, effective January 17, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the U.S. deferred tax assets, based largely on the history of U.S. tax losses, warrant a full valuation allowance based on the weight of available negative evidence. At December 31, 2024, we had recognized deferred tax assets of $40,338 net of valuation allowances of $40,330 (Note 16).

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock option, restricted stock unit or performance stock unit grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The fair value of stock options with service or performance conditions is estimated on the date of grant using the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock. The fair value of restricted stock awards with service or performance conditions is estimated on the date of grant based on the market value of the Company’s common stock. The fair value of stock options and restricted stock units with market-based conditions is estimated on the date of grant using a Monte Carlo simulation model, inclusive of assumptions for risk-free interest rates, expected terms, expected volatility, and the market target. Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date, which could result in different stock-based compensation expense. Stock-based compensation expense for the year ended December 31, 2024 was $1,951. During 2024, the Company primarily granted awards for which there was little requirement for estimation, including service-based RSUs to its employees and directors with a total fair value of $636 (Note 13).

Allowance for Credit Losses

Allowance for credit risk for accounts receivables and contract assets is established based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, and known delinquent accounts. When new information becomes available that allows us to estimate the allowance more accurately, we makes an adjustment, which is considered a change in accounting estimate. If our estimate of uncollectible accounts is too low, credit loss expense may increase in future periods, and if it is too high, credit loss expense may decrease in future periods. At December 31, 2024, the allowance for credit loss was $370 and during the year ended December 31, 2024, we recognized a provision for credit loss of $508 and write-offs of uncollected accounts of $1,536 (Note 4).

Capitalized Software

Leafly capitalizes certain costs related to acquisition and development of software for internal use, including internal labor costs incurred during development. The Company begins to capitalize these costs when planning and design efforts are successfully completed and development is ready to commence, management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. The Company places capitalized software assets into service and commences amortization when the asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to the assets when the upgrade or enhancement will result in new or additional functionality. The Company’s estimated useful life for capitalized software is three years, and amortization is calculated using the straight-line method. Significant judgment is required to determine the amounts capitalized and the service periods. During the year ended December 31, 2024, Leafly capitalized internal-use software costs totaling $1,465 (Note 6).

Valuations

2022 Notes

As of December 31, 2024, the net carrying amount of the 2022 Notes was $29,376 with an estimated fair value of approximately $29,400. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility, Leafly’s stock price, time to maturity, the risk-free rate and Leafly’s credit spread (Note 9). The assumptions used in computing the fair value of the 2022 Notes reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Changes in the fair value of the 2022 Notes will not impact their carrying value in the Company’s consolidated financial statements, but could be indicative of our ability to obtain similar financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Leafly is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to furnish the information required by Item 305 of Regulation SK.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Leafly Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafly Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Subscription Revenue

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company generates subscription revenue by providing customers with online software and advertising services, primarily through subscription agreements, which are comprised of a significant volume of low-dollar transactions that are initiated and maintained within internally developed systems. The processing and recording of those transactions are often automated and based on contractual terms with customers.

We identified subscription revenue as a critical audit matter as a result of its significance to the financial statements, and due to the nature and extent of audit effort required to perform sufficient procedures over the occurrence of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit:

Our primary audit procedures related to the Company’s recording of subscription revenue included the following:

•
We obtained an understanding and evaluated the design and implementation of the internal controls over management’s process for analyzing the relevant requirements of Accounting Standards Codification (ASC) 606, including the revenue recognition disclosures in the consolidated financial statements.

•
We detail tested a sample of revenue contracts throughout the year to test the validity of sales transactions. Our testing procedures included, but was not limited to, examining and vouching executed customer contracts, invoices, and cash receipts as well as testing ongoing active subscription status.

▪
We sent confirmations to the Company’s customers, confirming the nature of the subscription service, start date, and end date (if applicable) to address the completeness and accuracy of information used in subscription revenue recognition.

▪
We tested completeness of the Company’s subscription revenue customer list by tracing collections from bank statements to corresponding sales transaction.

/s/Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2019.

San Jose, CA

March 31, 2025

PCAOB ID # 688

LEAFLY HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$14,531	$15,293
Accounts receivable, net of allowance for credit loss of $370 and $1,398, respectively	1,573	2,635
Prepaid expenses and other current assets	699	1,074
Total current assets	16,803	19,002
Property, equipment, and software, net	2,593	2,554
Restricted cash - long-term portion	241	251
Other assets	1	28
Total assets	$19,638	$21,835

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible promissory notes, net	$29,376	$—
Accounts payable	684	813
Accrued expenses and other current liabilities	3,098	2,503
Deferred revenue	1,518	1,764
Total current liabilities	34,676	5,080

Non-current liabilities
Convertible promissory notes, net	—	29,085
Other long-term liabilities	71	128
Total non-current liabilities	71	29,213
Total liabilities	34,747	34,293

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 3,229,575 and 2,392,568 issued at December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at December 31, 2024 and December 31, 2023, respectively	(31,663)	(31,663)
Additional paid-in capital	96,499	93,403
Accumulated deficit	(79,945)	(74,198)
Total stockholders' deficit	(15,109)	(12,458)
Total liabilities and stockholders' deficit	$19,638	$21,835

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$34,642	$42,252
Cost of revenue	3,677	4,801
Gross profit	30,965	37,451
Operating expenses
Sales and marketing	9,355	12,504
Product development	9,194	9,848
General and administrative	15,552	22,150
Total operating expenses	34,101	44,502
Loss from operations	(3,136)	(7,051)
Interest expense, net	(2,515)	(2,778)
Other income (expense), net	(96)	331
Net loss	$(5,747)	$(9,498)

Net loss per share:
Basic	$(2.30)	$(4.74)
Diluted	$(2.30)	$(4.74)

Weighted average shares outstanding:
Basic	2,502,416	2,005,549
Diluted	2,502,416	2,005,549

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Year Ended December 31, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2024	—	$—	2,392,568	$—	(154,055)	$(31,663)	$93,403	$(74,198)	$(12,458)
Net loss	—	—	—	—	—	—	—	(5,747)	(5,747)
Stock-based compensation	—	—	—	—	—	—	1,951	—	1,951
Conversion of 2022 Notes to common stock	—	—	96,813	—	—	—	292	—	292
Issuance of common stock under ESPP	—	—	13,674	—	—	—	24	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	283,656	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(27,136)	—	—	—	(79)	—	(79)
Net proceeds from ATM Offering	—	—	470,000	—	—	—	908	—	908
Balance at December 31, 2024	—	$—	3,229,575	$—	(154,055)	$(31,663)	$96,499	$(79,945)	$(15,109)

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

See Notes to Consolidated Financial Statements.

LEAFLY HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,747)	$(9,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426	986
Stock-based compensation expense	1,951	2,955
Credit loss, net of recoveries	508	2,767
(Gain) loss on disposition of assets	(2)	61
Noncash amortization of debt discount	584	546
Noncash change in fair value of derivatives	(56)	(309)
Other	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	554	(2,104)
Prepaid expenses and other current assets	1,801	825
Accounts payable	(128)	(813)
Accrued expenses and other current liabilities	682	(3,826)
Deferred revenue	(246)	(194)
Net cash provided by (used in) operating activities	1,325	(8,604)

Cash flows from investing activities
Additions of property, equipment, and software	(1,465)	(1,345)
Proceeds from sale of property and equipment	2	29
Net cash used in investing activities	(1,463)	(1,316)

Cash flows from financing activities
Issuance of common stock under ESPP	24	168
Tax payments related to shares retired for vested restricted stock units	(79)	—
(Repayments of) advances from related party payables	(90)	94
Net proceeds from sale of stock via ATM Offering	908	—
Repayments of short-term financing arrangements	(1,397)	—
Net cash (used in) provided by financing activities	(634)	262

Net decrease in cash, cash equivalents, and restricted cash	(772)	(9,658)
Cash, cash equivalents, and restricted cash, beginning of year	15,544	25,202
Cash, cash equivalents, and restricted cash, end of year	$14,772	$15,544

	Year Ended December 31,
	2024	2023
Supplemental disclosure of non-cash financing activities:
Short-term financing of insurance payable	$1,399	$—
Conversion of promissory notes into common stock	292	—

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

While the legal acquirer in the Business Combination is Merida, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), Legacy Leafly is the accounting acquirer with the Business Combination accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Leafly. Under this accounting method, Merida is treated as the “acquired” company and Legacy Leafly is the accounting acquirer, with the transaction treated as a recapitalization of Legacy Leafly. Merida’s assets, liabilities and results of operations were consolidated with Legacy Leafly’s beginning on the date of the Business Combination. Except for certain derivative liabilities, the assets and liabilities of Merida were recognized at historical cost (which is consistent with carrying value) and were not material, with no goodwill or other intangible assets recorded. The derivative liabilities, which are discussed in Note 2, were recorded at fair value. The consolidated assets, liabilities, and results of operations of Legacy Leafly became the historical financial statements, and operations prior to the closing of the Business Combination presented for comparative purposes are those of Legacy Leafly. Pre-Merger shares of common stock and preferred stock were converted to shares of common stock of the combined company using the conversion ratio of 0.0164 and for comparative purposes, the shares and net loss per share of Legacy Leafly, prior to the Business Combination, have been retroactively restated using the conversion ratio.

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

Under the rules of Accounting Standards Codification (“ASC”) Subtopic 205-40 “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. At December 31, 2024, we had $29,425 of 2022 Notes (Note 9) which were scheduled to mature on January 31, 2025 and were modified on January 15, 2025 (Note 18) and extended to July 1, 2025, subject to a 12.5% reduction in principal that was paid on January 21, 2025. Based on its current liquidity position the Company would not be able to repay the 2022 Notes when due. In addition, as noted above, the Company has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. The Company has incurred operating losses since its inception and had an accumulated deficit of $79,945 and $74,198 at December 31, 2024 and 2023, respectively. These conditions, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its 2024 financial statements are issued. In response to these conditions, the Company took the following actions:

•
During the fourth quarter of 2023, the Company began exploring opportunities to address the upcoming maturity of its 2022 Notes. In December 2023, and May 2024, the Company worked with its noteholders and converted $300 and $275, respectively, of the outstanding principal to equity (Note 9). In addition, during the year ended December 31, 2024, we sold 470,000 common shares for net proceeds of $908 under our ATM program (Note 11).
•
In early 2024, the Company began an initiative to improve revenues by hiring additional sales professionals and implementing improved selling strategies. In addition, during the year ended December 31, 2024, total employees declined by 20 full-time employees from 131 to 111.
•
With the Company’s de-listing from Nasdaq, management is considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. To that end, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities. This is a prerequisite, among others, to the Company’s ability to suspend its ongoing reporting obligations.

The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that the combined impact of the cost reduction measures outlined above, Leafly’s current negative working capital of $17,873 as of December 31, 2024 and planned operations will not be sufficient to meet the Company’s capital requirements for a period of at least twelve months from the date that these December 31, 2024 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

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

Emerging Growth Company Status

Leafly was previously an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. The Company has elected to use this extended transition period. In providing this relief, the JOBS Act does not preclude the Company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. Leafly will continue to use this relief until the earlier of the date that it (a) is no longer an EGC or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Leafly’s status as an EGC expired effective December 31, 2024, the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in Merida’s initial public offering. As such, the Company no longer is eligible to use this extended transition period.

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

Foreign Operations

Operations outside the U.S. comprise primarily Leafly Canada’s activities in Canada. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of our foreign subsidiaries were $1,983 and $1,623 as of December 31, 2024 and 2023, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company may hold cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation (“FDIC”), National Credit Union Administration (“NCUA”), or the Canada Deposit Insurance Corporation (“CDIC”) as discussed further below. Restricted cash as of December 31, 2024 and 2023 includes collateral held at the Company’s financial institution and its credit card processing company. The fair value of cash, cash equivalents, and restricted cash approximate their carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents and restricted cash are deposited with major financial institutions primarily in the U.S. and Canada. At times, deposits in financial institutions may be in excess of the amount of insurance provided on such deposits by the FDIC, NCUA or CDIC. At December 31, 2024 and 2023, cash and cash equivalents totaling $8,833 and $9,065, respectively, held in domestic and foreign institutions, were insured within the limitations set by the FDIC, NCUA or CDIC, as applicable. To date, the Company has not experienced any losses on its cash deposits.

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

Costs to Obtain Contracts with Customers

Certain sales incentive compensation costs are incremental costs to obtain the related customer contract. For contract costs with amortization periods of more than 12 months, these costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. There were no capitalized costs to obtain contracts with customers in 2024 or 2023. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred.

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

The Company did not have any operating lease right-of-use assets as of December 31, 2024 or 2023.

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

Contract Balances—The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company mainly provides subscription services and bills its customers upfront for any services to be performed. As such, the Company did not have any contracts assets as of, or during the years ended, December 31, 2024 or 2023.

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

Product Development

Product development expenses primarily consist of professional services fees, allocations of various overhead and occupancy costs, and salaries and employee benefits for the engineering teams responsible for developing new products or services or significant improvements to existing products or services. Product development costs that do not meet the criteria for capitalization are expensed as incurred. Product development costs were $9,194 and $9,848 for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method (Note 16). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against the Company’s deferred income tax assets if based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company periodically reviews its operations and significant income tax positions for uncertainties and areas of judgment in the application of complex income tax regulations in several tax jurisdictions and provides a liability for potential income taxes, where applicable. The Company includes any interest and penalties related to unrecognized tax benefits within the provision for taxes.

As of December 31, 2024, the Company asserts to indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2024 and 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Advertising

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $148 and $93 during the years ended December 31, 2024 and 2023, respectively.

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

Defined Contribution Plan

The Company’s 401(k) saving plan is a tax-qualified deferred compensation arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) Plan (Note 13), participating U.S. employees may contribute a portion of their eligible earnings, subject to applicable U.S. Internal Revenue Service and plan limits. The Company matches up to 3.5% of the employee’s eligible compensation, vested immediately.

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

The Company’s derivative liabilities are financial instruments measured at fair value on a recurring basis include its Private Warrants (Note 12), Escrow Shares (Note 11), and its Stockholder Earnout Rights (Note 11), all of which used Level 3 inputs and all of whose strike prices were out of the money during and as of the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, these derivative liabilities, included in Other liabilities on the consolidated balance sheet, totaled $73 and $129, respectively. The change in fair value of these derivative liabilities, which is included in Other Income (Expense), net on the consolidated statements of operations, was $56 and $309 for the years ended December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2023-07 — Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures effective January 1, 2024. ASU 2023-07 requires expanded segment reporting disclosures (Note 15). This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

Accounting Pronouncements Issued But Not Yet Adopted

In 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740). This ASU expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024.

In 2024, the FASB issued ASU 2024-03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires separate disclosure of additional line items within costs and expenses in the financial statements, including but not limited to: employee compensation, depreciation, intangible asset amortization, total selling expenses, etc.. This ASU is effective for fiscal years beginning after December 15, 2026.

In 2024, the FASB issued ASU 2024-04 — Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments. This ASU addresses how to determine whether a settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. This ASU is effective for fiscal years beginning after December 15, 2025.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company, or they are not expected to have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$14,531	$15,293
Restricted cash - long-term portion	241	251
	$14,772	$15,544

Restricted cash relates to collateral for general banking and credit card processing.

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $1,573 and $2,635 as of December 31, 2024 and 2023, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Year Ended December 31,
	2024	2023

Balance, beginning of year	$1,398	$908
Add: provision for credit loss, net of recoveries	508	2,767
Less: write-offs	(1,536)	(2,277)
Balance, end of year	$370	$1,398

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31, 2024	December 31, 2023

Prepaid subscriptions	$410	$568
Prepaid insurance	158	350
Other prepaid assets	25	82
Other current assets	106	74
Subtotal, current portion	699	1,074
Prepaid expenses, long-term portion	1	28
Total	$700	$1,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	December 31, 2024	December 31, 2023

Furniture and equipment	$504	$447
Capitalized internal-use software	5,054	3,655
	5,558	4,102
Less: accumulated depreciation and amortization	(2,965)	(1,548)
	$2,593	$2,554

The Company recognized depreciation and amortization expense as follows:

	Year Ended December 31,
	2024	2023

Depreciation expense	$69	84
Amortization of capitalized internal-use software	1,357	902
Total depreciation and amortization	$1,426	$986

During the year ended December 31, 2024, the Company disposed of equipment with a book value of $0 for $2, resulting in a gain on disposal of $2. During the year ended December 31, 2023, the Company disposed of equipment with a book value of $90 for $29, resulting in a loss on disposal of $61.

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023

Other employee-related liabilities	$908	$969
Accrued interest	967	999
Accrued bonuses	499	—
Other accrued expenses [1]	724	535
	$3,098	$2,503

1.
There are no individual items within this balance that exceed 10% of the total of the table.

On February 6, 2024, Leafly entered into a short-term financing arrangement to fund 75% of its directors and officers insurance policies. The original $1,399 was financed plus interest at 8.97% and was repaid in 10 monthly installments of $146 which began on March 1, 2024 and concluded on December 1, 2024. The lender had a security interest in the underlying insurance policy.

The Company offers a discretionary annual incentive program for its executive officers whereby they are eligible to receive target bonus payouts, of up to 50% for the CEO ($0 for 2024 and 2023) and 40% for other executive officers, of their base

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

salary, with the actual bonus awarded based on a number of factors, including each executive’s individual performance, Leafly’s performance, current market and business climate, and Leafly’s financial circumstances, as determined by the Leafly board of directors. Accrued bonuses at December 31, 2023 were $0 due to the Company’s failure to meet its 2023 performance goals. Historically, bonuses have been provided to executives on a discretionary basis. Bonus compensation is designed to hold executives accountable and reward them for individual and business performance.

NOTE 8 — Deferred Revenue and Revenue by Type

Deferred Revenue

Contract liabilities consist of deferred revenue, which is recorded on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company's deferred revenue balances and changes therein:

	Year Ended December 31,
	2024	2023

Balance, beginning of year	$1,764	$1,958
Add: net increase in current period contract liabilities	1,510	1,595
Less: revenue recognized from beginning balance	(1,756)	(1,789)
Balance, end of year	$1,518	$1,764

A majority of the deferred revenue balance as of December 31, 2024 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023.

Revenue by Type and Geography

The following table presents the Company’s revenue by service type:

	Year Ended December 31,
	2024	2023

Advertising	$33,956	$41,764
Other services	686	488
	$34,642	$42,252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table presents the Company’s revenue by geographic region:

	Year Ended December 31,
	2024	2023

United States	$33,357	$40,509
All other countries	1,285	1,743
	$34,642	$42,252

The following table presents the Company’s revenue by state:

	Year Ended December 31,
	2024	2023

Arizona	23%	20%
California	12%	12%
Oregon	10%	10%

No other state comprised 10% or more of Leafly’s revenue during the year ended December 31, 2024 and 2023. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the year ended December 31, 2024 or 2023.

The following table presents the Company’s revenue by timing of recognition:

	Year Ended December 31,
	2024	2023
Over Time
Retail [1]	$29,912	$35,923
Brands [2]	3,300	4,537
	33,212	40,460
Point in time
Brands [3]	1,430	1,792
	$34,642	$42,252

1.
Revenues from subscription services and display ads.
2.
Revenues from brand profile subscriptions and digital media (including display ads and audience extension).
3.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly’s balance sheet, net of debt issuance costs and debt discount. The Company recognized debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.91% for the year ended December 31, 2024), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and were scheduled to mature on January 31, 2025 (Note 18).

The 2022 Notes were unsecured convertible senior notes due 2025. They are convertible at the option of the holders at any time before maturity at an initial conversion share price of $250.00 per $1,000 principal amount of 2022 Notes and per $1,000 of accrued but unpaid interest on any converted 2022 Notes. In addition, the Company may, at its election, force the conversion of the 2022 Notes on or after January 31, 2024, if the volume-weighted average trading price of the Company’s common stock exceeds $360.00 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days. The Company also has the option, on or after January 31, 2023 and prior to the 40th trading day immediately before the maturity date and subject to the holders’ ability to optionally convert, to redeem all or a portion of the 2022 Notes at a cash redemption price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. The holders of the 2022 Notes have the right to cause the Company to repurchase for cash all or a portion of the 2022 Notes held by such holder upon the occurrence of a “fundamental change” (as defined in the Note Purchase Agreement) or in connection with certain asset sales, in each case at a price equal to 100% of par plus accrued and unpaid interest, if any.

2023 and 2024 Partial Conversions

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

Except as set forth above, the terms of the 2022 Notes remained the same through December 31, 2024; however, on January 15, 2025, the 2022 Notes were modified (Note 18).

Carrying Amount and Fair Value

As of December 31, 2024, the net carrying amount of the 2022 Notes was $29,376, which reflects the partial conversions noted above and includes unamortized issuance costs and debt discount of $49, which will be amortized over the remaining term. The estimated fair value of the convertible debt instruments was approximately $29,400 as of December 31, 2024. The fair value of the 2022 Notes was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility (86%), Leafly’s stock price ($1.57 per share), time to maturity (0.08 years), the risk-free rate (4.4%) and Leafly’s credit spread (4.5%) some of which are considered Level 3 inputs in the fair value hierarchy.

NOTE 10 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of December 31, 2024. The Company has short-term arrangements with immaterial rental obligations for office space.

Nasdaq Notifications of Noncompliance

From January 1, 2024 until March 25, 2024, Leafly was out of compliance with the Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5605(c)(2)(A) (the “Audit Committee Rule”), which requires our Board of Directors’ (the “Board”) Audit Committee to be composed of at least three independent members. On January 3, 2024, we received a letter from the Nasdaq’s Listing Qualifications Staff (the “Staff”) confirming Leafly’s noncompliance with the Audit Committee Rule and providing Leafly with a cure period to regain compliance (i) until the earlier of Leafly’s next annual meeting of stockholders or January 2, 2025; or (ii) if the next annual meeting of stockholders is held before July 1, 2024, no later than July 1, 2024. On March 25, 2024, the Board appointed two new independent directors, Jeffrey Monat and Andres Nannetti, to the Board and to the Board's Audit Committee. As a result, on April 1, 2024, the Company received written notice from the Staff confirming that the Company regained compliance with the Audit Committee Rule and this matter is now closed.

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

As confirmed by the Notice, the Company did not meet (and does not currently meet) any of the Continued Listing Standards. The Notice had no immediate effect on the listing of the Company's common stock or warrants, and its common stock and warrants which continued to trade on the Capital Market under the symbols “LFLY” and “LFLYW,” respectively until January 17, 2025 as noted below. As set forth in the Notice, within 45 calendar days from the date of the Notice, the Company had the right to submit to Nasdaq a plan to regain compliance with Nasdaq's Stockholders' Equity and/or Market Value of Listed Securities standards, and the Staff may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. As provided in Nasdaq Listing Rule 5810(c)(2)(D), the Staff will not accept a compliance plan for deficiencies in net income from continuing operations since compliance requires stated levels of net income during completed fiscal years and therefore it can only be demonstrated through audited financial statements. On May 24, 2024, the Company submitted a proposed plan of compliance to Nasdaq showing how it intended to regain compliance with the Stockholders’ Equity standard, and subsequently, upon request by Nasdaq, the Company provided updates on its progress under the proposed plan. On October 4, 2024, the Company received a plan denial and delisting determination letter from the Staff. The Company requested a hearing before a Nasdaq Hearing Panel (“Panel”). Any suspension or delisting of the Company’s common stock and warrants on the Capital Market was stayed, pending the scheduled hearing and a final written decision from the Panel.

The Company is party to a number of agreements pursuant to which it has contractual covenants related to ongoing registration and information requirements. With Leafly’s securities being delisted from the Capital Market and terminating its shelf registration statement on Form S-3, the Company may become out of compliance with certain covenants under these agreements. Such breach, if not cured or waived by holders of such securities, could result in litigation and, with respect to the 2022 Notes, could result in an acceleration of principal amount of the 2022 Notes. Any of the foregoing would materially and adversely affect the Company’s business, financial condition and results of operations.

On January 15, 2025, the Company received a delisting notice from Nasdaq (Note 18) and the Company’s securities were delisted from Nasdaq effective January 17, 2025.

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

Authorized Shares

As of December 31, 2024 Leafly’s authorized capital stock consisted of:

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

Sponsor Shares Subject to Earn-Out Conditions (Escrow Shares)

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

ATM Offering

On June 27, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Company could sell (the “ATM Offering”), at its option, up to an aggregate of $2,519 in shares of Leafly common stock through the Agent and, as of December 31, 2024, $1,266 remains under this limit. The ATM Offering was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company agreed to pay the Agent a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. The offering of Shares pursuant to the Equity Distribution Agreement will terminate upon the earliest of (i) the issuance and sale of all Shares under the Equity Distribution Agreement, (ii) the termination of the Equity Distribution Agreement as permitted therein, including if we are delisted from the Capital Market, and (iii) June 27, 2025. The Company has agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Equity Distribution Agreement, in an amount not to exceed $50 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. During the year ended December 31, 2024, the Company sold 470,000 shares of common stock at an average price of $2.42 per share and raised gross proceeds totaling $1,137 under the ATM Offering including commissions of $34. In addition, during the year ended December 31, 2024, the Company incurred $195 of costs in connection with launching its ATM Offering.

Treasury Stock

Effective August 1, 2022, the Company repurchased 154,055 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663. These repurchases were in settlement of the forward purchase agreements issued in the Business Combination.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 271,454 shares of common stock (the “Rights”) if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination. None of the conditions have been achieved to date. The Company accounts for the Rights as derivative liabilities, which we remeasure to their current fair value as of the end of each reporting period, with changes in the fair value recorded to earnings.

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

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of December 31, 2024 or 2023.

NOTE 12 — Warrants

Warrants

Public Warrants

At December 31, 2024 and 2023, there were 7,105,772 warrants outstanding to purchase an aggregate of 355,288 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

Notwithstanding the foregoing, during any period when the Company shall have failed to maintain an effective registration statement, warrant holders may exercise their Public Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the Closing of the Business Combination (February 4, 2027) or earlier upon redemption or liquidation.

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

Private Warrants

At December 31, 2024 and 2023, there were 3,345,215 warrants outstanding to purchase an aggregate of 167,260 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants. During the years ended December 31, 2023, Private Warrant holders converted 77,951 Private Warrants to Public Warrants. No such conversions were made during the year ended December 31, 2024.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

NOTE 13 — Equity Incentive and Other Plans

The Company currently has four equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), the New Leafly Earn-Out Plan (the “Earn-Out Plan”), and the New Leafly 2021 Employee Stock Purchase Plan (“The ESPP”). Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the year ended December 31, 2024. On March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities (Note 18).

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2025, 270,436 shares of common stock were available for issuance under the 2021 Plan and 45,312 remained available at December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

o
On February 28, 2024, the compensation committee set the 2024 performance targets for the 6,926 remaining PSUs that were granted in 2022. These shares vested in full on February 27, 2025.
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

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under the 2021 Plan during the years ended December 31, 2024 or 2023.

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	5,048	$39.52	$—	9.61
Forfeited or expired	(72)	34.11
Outstanding at December 31, 2023	4,976	$39.60	$—	8.64
Forfeited or expired	(4,952)	39.60
Outstanding at December 31, 2024	24	$39.60	$—	7.63

Vested and exercisable	19	$39.60	$—	7.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of December 31, 2024, there was no unrecognized compensation cost related to stock options granted under the 2021 Plan.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2023	102,889	$21.02
Granted	266,258	6.59	$1,753
Vested	(113,824)	10.56	$872
Forfeited	(45,377)	19.37
Unvested at January 1, 2024	209,946	8.74
Granted	211,274	3.01	$636
Vested	(283,656)	5.54	$763
Forfeited	(26,381)	6.65
Unvested at December 31, 2024	111,183	$6.70

As of December 31, 2024, there was $479 of total unrecognized compensation cost related to unvested RSUs and $2 of total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a remaining weighted-average period of 1.02 years.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. There were no grants made in 2024 or 2023 under the 2018 Plan. Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	171,575	$32.06	$75	6.83
Exercised	(21)	8.00
Forfeited or expired	(55,103)	27.41
Outstanding at December 31, 2023	116,451	$34.24	$3	4.65
Forfeited or expired	(1,528)	51.74
Outstanding at December 31, 2024	114,923	$33.93	$—	3.61

Vested and exercisable	72,918	$29.19	$—	4.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.
Includes 62,120 and 52,803 awards as of December 31, 2024 and 63,648 and 52,803 awards as of December 31, 2023 accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026, the fourth anniversary of the closing of the Business Combination

As of December 31, 2024, there was $91 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.71 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2018 Plan, the 2021 Plan and the ESPP:

	Year Ended December 31,
	2024	2023

Sales and marketing	$221	$272
Product development	448	436
General and administrative	1,282	2,247
	$1,951	$2,955

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2024, 77,637 shares of common stock were available for issuance under the ESPP and 45,630 remained available at December 31, 2024.

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
•
Effective February 1, 2025, the ESPP was terminated (Note 18).

The Company's current offering period runs from September 16, 2024 through March 15, 2025. Stock-based compensation expense related the ESPP was as follows for the periods presented:

	Year Ended December 31,
	2024	2023

ESPP expense (included in stock-based compensation)	$19	$92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 28,546 shares of common stock have been reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs will vest if the Company achieves certain thresholds prior to the third anniversary of the Business Combination. No RSUs have been awarded under the Earn-Out Plan as of December 31, 2024.

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Year Ended December 31,
	2024	2023

401(k) matching contributions	$528	$627

NOTE 14 — Related Party Transactions

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, at that time a member of the Company’s Board of Directors and currently President and Chief Operating Officer and a Board Members, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee was providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the year ended December 31, 2024.

At December 31, 2022, the Company owed $10 to two members of its Board, which is included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet and was repaid during the first quarter of 2023. There were no such payments during the year ended December 31, 2024.

NOTE 15 — Segment Reporting

The Company accounts for its segments under ASC 280. The Company generates revenue through the sale of online advertising and online order reservation enablement on the Leafly platform for suppliers in its two segments: Retail and Brands. Within the Retail segment, the Company sells monthly subscriptions that enable retailers to advertise to and acquire potential shoppers. Within the Brands segment, revenue is derived by creating custom advertising campaigns for brands that target Leafly’s audience and by offering brands profile listings on the Leafly platform, which are sold on a monthly recurring subscription or annual basis.

The Company’s Chief Operating Decision Maker (“CODM”) is the Executive Leadership Team which includes primarily Leafly’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer. The CODM uses operating expenses to measure performance of its Retail and Brands segments. The determination of these two segments is consistent with the financial information regularly provided to the Company’s CODM. The Company’s CODM reviews and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

evaluates the gross profit for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The Company does not allocate indirect costs to its segments and therefore only reports segment information for revenue and costs of sales. Assets are not allocated to segments for internal reporting presentations, nor are depreciation and amortization. Segment revenue, cost of sales, and gross profit were as follows during the periods presented:

	Year Ended December 31,
	2024	2023
Revenue:
Retail	$29,912	$35,923
Brands	4,730	6,329
Total revenue	$34,642	$42,252

Retail Cost of Sales: [1]
Merchant Processing fees	$696	$821
Business platform	624	1,158
Website infrastructure	778	978
Labor allocation	1,043	1,138
	3,141	4,095
Brands Cost of Sales: [1]
Merchant Processing fees	111	137
Website infrastructure	123	172
Labor allocation	165	200
Other	137	197
	536	706
Total cost of sales	$3,677	$4,801

Gross profit:
Retail	$26,771	$31,828
Brands	4,194	5,623
Total gross profit	$30,965	$37,451

1. Amounts for the prior period have been reclassified to conform to the current period presentation.

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 16 — Income Taxes

Domestic and international (loss) income before income taxes consisted of the following:

	Year Ended December 31,
	2024	2023

United States	$(5,843)	$(9,878)
Foreign	96	380
Income (loss) before income taxes	$(5,747)	$(9,498)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The significant components of deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023

Deferred tax assets:
Net operating loss carryforwards – domestic	$21,713	$20,288
Net operating loss carryforwards – foreign	1,747	1,516
Intangible assets	9,174	10,191
Capitalized Research Costs	4,688	4,151
Nonqualified stock options	438	486
Accruals and reserves	223	334
163(j) interest limitation	2,330	1,612
Other	25	28
Total deferred tax assets	40,338	38,606
Valuation allowance	(40,330)	(38,598)
Total deferred tax assets, net of allowance	$8	$8
Deferred tax liabilities:
Other	$(8)	$(8)
Total deferred tax liabilities	(8)	(8)
Total deferred tax assets, net	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024, the Company has provided a valuation allowance against the Company’s net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $1,732.

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes of approximately $86,683, $64,892 and $6,289, respectively. The Company’s state NOL will begin to expire in 2030 and all of the Company’s federal NOL will last indefinitely. The Company’s foreign NOL will begin to expire in 2037.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Code imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company has not performed a Section 382 study as of December 31, 2024 due to its full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. Management believes all the income tax returns filed since inception remain open to examination by the major domestic and foreign taxing jurisdictions to which the Company is subject due to NOLs.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to net loss before taxes as follows:

	Year Ended December 31,
	2024	2023

Federal tax expense (benefit) at statutory rate	$(1,203)	$(1,992)
State income tax expense (benefit) at statutory rate, net of federal benefit	(229)	(381)
Deferred tax asset true-ups	(619)	(528)
Rate change	(124)	(308)
Foreign Rate Differential	5	21
Nondeductible items	190	7
Change in valuation allowance	1,732	2,818
Stock-based compensation	(4)	187
Change in fair value of warrants	—	(77)
Nondeductible compensation under 162(m)	134	245
Other adjustments, net	118	8
Provision for income taxes	$—	$—

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

The Company considers its preferred stock to be participating securities. As of December 31, 2024, the Company had 81,260 outstanding shares of common stock that are in escrow and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not attributed to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Year Ended December 31,
	2024	2023

Total undistributed loss	$(5,747)	$(9,498)

Common stock and common stock equivalents	2,502,416	2,005,549

Basic net loss per share	$(2.30)	$(4.74)
Diluted net loss per share	$(2.30)	$(4.74)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2024	2023

Shares subject to warrants	522,549	522,549
Shares subject to convertible promissory notes	121,201	124,808
Shares subject to ESPP	5,589	10,470
Escrow Shares	81,260	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	330,850	255,953
Shares subject to stockholder earn-out rights	271,454	271,454
	1,332,903	1,266,494

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

NOTE 18 — Subsequent Events

Delisting Notice

On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Panel has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025. As previously discussed in Note 10, on April 9, 2024, the Company received a notification from the Staff notifying the Company that it no longer complied with the minimum $500,000 in net income from continuing operations in the most recently completed fiscal year, or two of the last three fiscal years for continued listing set forth in Listing Rule 5550(b) or any of the Continued Listing Standards.

In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the SEC in accordance with Nasdaq Listing Rule 5830 and Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and expected delisting, the Company’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively effective January 17, 2025.

Debt Modification

On January 15, 2025, the Company entered into an amendment (the “Amendment”) to the terms of the Note Purchase Agreement (Note 10), relating to the 2022 Notes. Concurrently with the Amendment, the Company entered into an amended and restated note (the “Amended and Restated Note”) for the 2022 Notes. As of January 15, 2025, the carrying value and the fair value of the debt was $29,376 and $29,400, respectively. The Amendment and the Amended and Restated Note, among other things, (i) extended the maturity date of the 2022 Notes from January 31, 2025 to July 1, 2025 and (ii) added certain financial maintenance covenants. In addition, the Company agreed to pay down 12.5% of the outstanding principal of the Notes and all accrued and unpaid interest on the Notes since the last interest payment date on July 31, 2024. Accordingly, the prepayment of $3,678 and interest payment of $1,118 occurred on January 21, 2025. In connection with the Amendment, the Company also granted the holders of the 2022 Notes a security interest in the Company’s assets as collateral to secure the Company’s obligations underlying the 2022 Notes, subject to certain exceptions and limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The aforementioned new financial maintenance covenants required by the Amendment include primarily:

•
maintenance of monthly revenue equivalent to at least $30,000 on an annualized basis beginning January 1, 2025 to be certified on a monthly basis;
•
maintenance of trailing quarterly Adjusted EBITDA of greater than negative $500 beginning with the first quarter of 2025;
•
maintenance of a minimum Liquidity (defined as unrestricted cash and cash equivalents) of $4,500 at all times after the amendment effective date to be certified on a monthly basis; and
•
quarterly and annual financial statement reporting requirements.

As of the date of this Annual Report, the Company was in compliance we these covenants.

ESPP Termination

Effective February 1, 2025, the Company terminated its ESPP (Note 13) and resolved to return to the respective participants all contributions made during the purchase period ending March 15, 2025. No new purchase periods under the ESPP will commence as of the date of termination.

Amendments to Registration Statements

On March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities. This is a prerequisite, among others, to the Company’s ability to suspend its ongoing reporting obligations.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2024.

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Name	Class (1)	Current Term Expires (2)	Age	Positions Held	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Directors and Executive Officers:
Yoko Miyashita	I	2025	50	Chief Executive Officer, Director	—	—	—
Suresh Krishnaswamy	—	—	56	Chief Financial Officer	—	—	—
Peter Lee	II	2026	48	President and Chief Operating Officer, Director	—	—	Member
Non-Employee Directors:
Jeffrey Monat	III	2027	46	Director	Member	Member	Chair
Andres Nannetti	III	2027	48	Director	Member	Chair	Member
Alan Pickerill	I	2025	58	Board Chair	Chair	Member	—

1.
In accordance with the articles of incorporation of the Company, our Board is divided into three classes, each comprising as nearly as possible one-third of the directors and serving three-year terms with only one class of directors being elected in each year.
2.
Ms. Miyashita and Messrs. Lee and Pickerill have served on our Board since February 4, 2022, and Messrs. Monat and Nannetti were appointed to serve as Class III directors of our Board on March 25, 2024. The term of our Class III directors began on July 25, 2024. The current term of our Class I Directors, Yoko Miyashita and Alan Pickerill, began on July 13, 2022, and the current term of our Class II Director, Peter Lee began on July 12, 2023.

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

Peter Lee. Mr. Lee has served as a member of the Board since February 4, 2022 and was appointed the Company’s President and Chief Operating Officer effective May 1, 2024. Mr. Lee served as Merida’s President from August 2019 until February 4, 2022, and Merida’s Chief Financial Officer, Secretary and a member of Merida’s board of directors from September 2019 until February 4, 2022. Mr. Lee has spent more than 20 years as an investment professional in both public markets and private equity. Since April 2018, Mr. Lee has been an independent investor and consultant. From 2011 to April 2018, he co-founded and was a Managing Partner at Sentinel Rock Capital, LLC, a long/short equity oriented hedge fund. Prior to this, from 2009 to 2011, he was an Analyst and a Partner at Spring Point Capital, a long/short equity oriented hedge fund. From 2007 to 2009, he was the sector head for financial services and retail industries at Blackstone Kailix, the long/short equity hedge fund business of The Blackstone Group. From 2005 to 2007, he was an analyst at Tiger Management evaluating public investments. Mr. Lee joined Tiger Management after receiving his MBA. Earlier, Mr. Lee focused on growth private equity investing in financial services and financial technology companies as a senior associate at J.H Whitney & Company from 2000 to 2002 and an associate at Capital Z Partners from 1999 to 2000. Mr. Lee began his career in 1997 as an analyst at Morgan Stanley Capital Partners, the private equity investment fund of Morgan Stanley. Mr. Lee received a B.S. in Business Administration from the University of California at Berkeley Haas School of Business and an MBA from Stanford Graduate School of Business.

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

Changes to Director Nomination Procedures

As previously disclosed in our current report on Form 8-K filed with the SEC on March 14, 2025, on March 10, 2025, the Board of Directors of the Company established May 28, 2025, as the date of the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”). The time and location of the 2025 Annual Meeting will be specified in the Company’s proxy statement for the 2025 Annual Meeting.

Pursuant to the Company’s Amended and Restated Bylaws, as amended (our “Bylaws”), any stockholder who wishes to make a nomination or introduce an item of business at the 2025 Annual Meeting, other than pursuant to Rule 14a-8 under the Exchange Act, must comply with the procedures set forth in our Bylaws, including delivering proper notice to us in writing to our Corporate Secretary at our principal executive offices not later than the close of business on March 24, 2025 (i.e. the tenth day following the day on which public announcement of the date of such meeting is first made). The notice must also include the information specified in our Bylaws.

In addition, to comply with the SEC’s universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice in writing to our Corporate Secretary at our principal executive offices that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than March 24, 2025.

Notices of intention to present proposals or nominate directors at the 2025 Annual Meeting, and all supporting information required by SEC rules and our Bylaws, as applicable, must be submitted to: Corporate Secretary, Leafly Holdings, Inc., 600 First Avenue Suite 330, PMB 88154, Seattle, WA 98104.

Insider Trading Policy

The Company has adopted a Policy on Insider Trading that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and which is filed as an exhibit to this Annual Report on Form 10-K. The Company believes its Policy on Insider Trading is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 11. EXECUTIVE COMPENSATION

Overview

As a “smaller reporting company,” we provide executive compensation disclosure in this Annual Report pursuant to scaled disclosure rules applicable to smaller reporting companies, as such term is defined in the rules promulgated under the Securities Act, and which require compensation disclosure for (i) our principal executive officer; (ii) two of our other most highly compensated executive officers, whose total compensation for 2024 exceeded $100,000 and who were serving as executive officers as of December 31, 2024; and (iii) up to two additional individuals who would have been named executive officers under (ii) but for the fact that such individuals no longer served as executive officers as of December 31, 2024. We refer to these individuals as our “NEOs.” For fiscal year 2024, our NEOs were Yoko Miyashita, our Chief Executive Officer, Peter Lee, our President and Chief Operating Officer, and Suresh Krishnaswamy, our Chief Financial Officer.

Employment Arrangements with our Named Executive Officers

Yoko Miyashita, Chief Executive Officer

Ms. Miyashita serves as Leafly’s Chief Executive Officer on an at-will basis pursuant to an employment agreement she entered into with Legacy Leafly, effective as of August 17, 2020 (the “CEO Agreement”). The CEO Agreement provides for (i) a base salary of $400,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 50% of Ms. Miyashita’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. As provided in the CEO Agreement, Ms. Miyashita: (i) received stock option awards in 2021, which are described below under, “— Performance-Based Option Awards” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Ms. Miyashita’s outstanding equity awards as of December 31, 2024. Ms. Miyashita also is eligible to participate in the employee benefit plans generally available to our employees.

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

Peter Lee, President and Chief Operating Officer

Mr. Lee serves as Leafly’s President and Chief Operating Officer on an at-will basis pursuant to an offer letter he entered into with Leafly, dated May 1, 2024 (the “COO Letter”). The COO Letter provides for (i) a base salary of $450,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 60% of Mr. Lee’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. Pursuant to the terms of the COO Letter, Mr. Lee (i) received a cash signing bonus of $187,500 and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End” below for a summary of Mr. Lee’s outstanding equity awards as of December 31, 2024. Also on May 1, 2024, we entered into an Executive Severance Agreement (“COO Severance Agreement”) with Mr. Lee providing for severance benefits in connection with certain terminations of employment. See “Potential Payments upon Termination of Employment or Change in Control” below, for a description of the payments and other benefits to which Mr. Lee would be entitled upon certain terminations of employment. Mr. Lee also is eligible to participate in the employee benefit plans generally available to our employees.

Suresh Krishnaswamy, Chief Financial Officer

Mr. Krishnaswamy serves as Leafly’s Chief Financial Officer on an at-will basis pursuant to an offer letter he entered into with Legacy Leafly, dated September 13, 2021, effective as of September 20, 2021 (the “CFO Letter”). The CFO Letter provides for (i) a base salary of $375,000, which may be adjusted by our Board or our Compensation Committee based on its annual performance review practices, and (ii) a target annual bonus opportunity equal to 40% of Mr. Krishnaswamy’s then base salary, which may be awarded in cash and/or equity at the discretion of our Compensation Committee. Pursuant to the terms of the CFO Letter, Mr. Krishnaswamy (i) received certain “new-hire” equity awards in 2021 and 2022, which are described below under “—Long-Term Equity Incentive Compensation” and (ii) is eligible to receive long-term equity incentive compensation awards, at the discretion of our Compensation Committee, pursuant to our equity incentive compensation plans and programs in effect from time-to-time. See “— Outstanding Equity Awards at Fiscal Year-End”

below for a summary of Mr. Krishnaswamy’s outstanding equity awards as of December 31, 2024. In July 2023, we entered into an Executive Severance Agreement (“Severance Agreement”) with Mr. Krishnaswamy providing for severance benefits in connection with certain terminations of employment. See “Potential Payments upon Termination of Employment or Change in Control” below, for a description of the payments and other benefits to which Mr. Krishnaswamy would be entitled upon certain terminations of employment. Mr. Krishnaswamy also is eligible to participate in the employee benefit plans generally available to our employees.

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

In 2024 and 2025, after assessing the Company’s 2023 and 2024 financial performance, including the factors discussed above, the significant drop in ending retail accounts at the end of 2023 and 2024 compared to the end of 2022 and 2023, respectively, the significant decline in revenue from our Brands segment, and other factors, no awards were approved by the Compensation Committee under the 2023 AIP or 2024 AIP.

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

2024 Performance Period

The third tranche of our NEOs’ 2022 PSU Awards were eligible to vest based on achievement of the following cash balance targets established by the Compensation Committee in February 2024 for the “2024 Performance Period,” which runs from January 1, 2024 to December 31, 2024:

Cash Balance as of December 31, 2024	Payout Percentage
> 11.2 Million	100%
> 10.5 Million and <= 11.2 Million	87.5%
> 10.0 Million and <= 10.5 Million	75%
> 9.5 Million and <= 10.0 Million	62.5%
> 9.0 Million and <= 9.5 Million	50%
<= 9.0 Million	0%

In February 2025, the Compensation Committee made a final determination confirming that the Company’s Cash Balance as of December 31, 2024 was in excess of $11.2 million, resulting in 100% achievement of the 2024 Performance Goals. As a result of such determination, on February 27, 2025, 100% of the PSUs underlying the third tranche of each of Ms. Miyashita’s and Mr. Krishnaswamy’s 2022 PSU Awards vested.

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

Time-Based RSU Awards

In 2024, we also granted time-based RSU awards under our 2021 Plan to each of our NEOs. As previously disclosed, in March 2024, our Compensation Committee approved annual equity incentive grants to our NEOs in February 2024, which are eligible to vest in 1/4th increments on the 20th day of every third month for one year beginning on April 20, 2024 until the awards fully vested, in each case subject to the NEO’s continuous employment on each scheduled vesting date. See, — Outstanding Awards at Fiscal Year End, below.

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

2024 Summary Compensation Table

Name and Principal Position		Year	Salary ($)	Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation (2) ($)	Total ($)

Yoko Miyashita	Chief Executive Officer	2024	$437,500	$87,383	(3)	$—	$—		$39,636	$564,519
		2023	400,000	210,394		—	—		29,565	639,959
Peter Lee	President and Chief Operating Officer	2024	281,250	—		—	187,500	(4)	27,460	496,210
Suresh Krishnaswamy	Chief Financial Officer	2024	382,500	57,803	(5)	—	—		27,460	467,763
		2023	375,000	133,592		—	—		25,073	533,665

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
2.
The amounts reported in this column include 401(k) plan matching contributions of $15,312 and $10,740 for Ms. Miyashita and Mr. Krishnaswamy, respectively; cell phone allowances, health and welfare program premiums totaling $23,724 and $16,119 for Ms. Miyashita and Mr. Krishnaswamy, respectively; and license, certification, and membership renewal fees under programs that are available to substantially all of our U.S.-based employees.
3.
The amount reported includes $12,983 of grant date fair value of the third tranche of Ms. Miyashita’s 2022 PSU Award for the 2024 Performance Period, based on the probable outcome that the 2024 Performance Goal would be achieved at 100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based Stock Unit (“PSUs”) Awards” above.
4.
Represents Mr. Lee's signing bonus.
5.
The amount reported includes $5,103 of grant date fair value of the third tranche of Mr. Krishnaswamy’s 2022 PSU Award for the 2024 Performance Period, based on the probable outcome that the 2024 Performance Goal would be achieved at

100%, as discussed in “—Long-Term Equity Incentive Compensation – Performance-Based Stock Unit (“PSUs”) Awards” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our NEOs as of December 31, 2024:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights that Have Not Vested (2) ($)

Yoko Miyashita:	4/16/2020		667	—	—	$24.40	4/15/2030
	11/25/2020		4,576	—	—	$22.00	6/30/2029
	5/4/2021		2,369	—	—	$22.00	5/3/2031
	5/4/2021	(3)	31,920	—	—	$22.00	5/3/2031
	5/4/2021	(4)	11,970	—	11,970	$22.00	5/3/2031
	5/4/2021	(5)	—	—	23,940	$22.00	5/3/2031
	8/17/2022	(6)						3,921	$6,156	—	$—
	10/6/2022	(6)						1,576	$2,474	—	$—
	10/6/2022	(7)						—	$—	6,283	$9,864
	7/25/2023	(10)						3,409	$5,352	—	$—
	2/28/2024	(11)						6,000	$9,420	—	$—

Suresh Krishnaswamy:	10/27/2021	(4)	—	—	1,641	$165.20	10/26/2031
	10/27/2021	(5)	—	—	3,282	$165.20	10/26/2031
	10/27/2021	(8)	127	29	—	$165.20	10/26/2031
	11/1/2021	(8)	4,019	927	—	$165.20	10/31/2031
	8/17/2022	(9)						1,850	$2,905	—	$—
	10/6/2022	(9)						744	$1,168	—	$—
	10/6/2022	(7)						—	$—	2,468	$3,875
	7/25/2023	(10)						2,272	$3,567	—	$—
	2/28/2024	(11)						4,250	$6,673	—	$—

Peter Lee	8/17/2022	(12)						320	$502	—	$—
	10/6/2022	(12)						129	$203	—	$—

1.
Amount represents the number of securities underlying option awards granted to our NEOs by Legacy Leafly under the 2018 Plan prior to the Business Combination, as converted, upon closing, to options to purchase shares of Leafly Common Stock, using an exchange ratio of 0.3283.
2.
The value is based on the $1.57 closing price of our common stock on Nasdaq on December 31, 2024 multiplied by the number of unvested RSUs and PSUs as of December 31, 2024.
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
11.
Represents the NEO’s time-based Annual RSU Award, which was granted in 2024 under the 2021 Plan and is scheduled to vest quarterly in 1/4 increments, on the 20th day of every third month of the NEO’s continuous employment, starting on February 28, 2024.
12.
Represents the NEO’s time-based Annual RSU Award, which was granted in 2022 (while Mr. Lee was a director) under the 2021 Plan and is scheduled to vest annually in 1/3 increments, on the anniversary of the grant date, starting on February 4, 2023.

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

NEOs Other than CEO

If any NEO, other than Ms. Miyashita, terminates service from the Company for any reason, no further payments would be contractually due to the NEO, except that the NEO would be entitled to payment of Accrued Compensation and Benefits.

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

Peter Lee, COO

Under the COO Severance Agreement, if Mr. Lee is terminated by the Company other than for “Cause” or resigns for “Good Reason,” at a time other than during a “Change of Control Period” (each as defined in the Severance Agreement), subject to his execution and the effectiveness of a release of claims, he would be entitled to the following: (a) cash severance equal to the sum of 100% of his (i) annual base salary (exclusive of any other compensation) and (ii) the target bonus each; in effect on his last day of employment payable over the twelve months following his termination; (b) reimbursement for COBRA premiums for coverage up to twelve (12) months, if he were to elect coverage; and (c) accelerated vesting in full of all of his then outstanding, unvested time-based RSU awards.

For Mr. Lee, “Cause” is defined in the COO Severance Agreement as any of the following: (a) failure to perform the assigned duties or responsibilities pursuant to the agreement (other than a failure resulting from Disability) after written notice thereof from the Company describing Mr. Lee’s failure to perform such duties or responsibilities, and failure by Mr. Lee within 30 calendar days from the date of such written notice to remedy such performance failure; (b) engagement in any act of dishonesty, fraud, misrepresentation, embezzlement or other acts that are or would reasonably be expected to be injurious in a material respect to the Company; (c) a violation of any federal or state law or regulation applicable to our business; (d) a breach of any confidentiality agreement or invention assignment agreement between Mr. Lee and the Company; (e) conviction of, or entering a plea of nolo contendere to, any crime (other than minor traffic violations) or any act of moral turpitude; (f) continuing gross negligence or gross misconduct after written notice thereof from the Company describing the applicable conduct, and failure to cure, if curable, within 10 calendar days from the date of such written notice to remedy such conduct; or (g) a breach of any material term of the COO Severance Agreement, the Confidential Information Agreement or any other employment-related agreement between Mr. Lee and the Company.

The COO Severance Agreement defines “Good Reason” as Mr. Lee’s resignation within 30 days after the expiration of any Company cure period following the occurrence of one or more of the following, without Mr. Lee’s consent: (a) a material reduction of authority, duties or responsibilities; (b) a reduction of more than 10% in base cash compensation as in effect immediately prior to such reduction, unless the Company also similarly reduces the base cash compensation of all other senior executives of the Company; (c) a material change in the geographic location of the primary work facility or location; provided, that a relocation of less than 25 miles from the then-present location will not be considered a material change in geographic location; (d) a material breach by the Company of the COO Severance Agreement; (e) prior to a Change in Control, Mr. Lee no longer serving as a member of the Board of Directors (other than pursuant to voluntary resignation from the Board of Directors); or (f) following a Change in Control, the failure of the Company to obtain the assumption of the material obligations of the CEO Agreement by any successor(s).

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

Peter. Lee, COO

Under the COO Severance Agreement, if Mr. Lee is terminated by the Company other than for Cause or resigns for Good Reason during a Change of Control Period (as defined in the COO Severance Agreement), subject to his execution and the effectiveness of a release of claims, he would be entitled to the following: (a) cash severance equal to the sum of 100% of his (i) annual base salary (exclusive of any other compensation) and (ii) the target bonus each; in effect on his last day of employment payable over the twelve months following his termination; (b) reimbursement for COBRA premiums for coverage up to twelve (12) months, if he were to elect coverage; and (c) accelerated vesting in full of all of his then outstanding, unvested time-based RSU awards.

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

Compensation Committee Interlocks and Insider Participation

In 2024, the Company’s Compensation Committee consisted of Andres Nannetti (Chair) and Alan Pickerill. No person who served on the Compensation Committee during the Company’s last completed fiscal year was at any time during fiscal year 2024, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee. Peter Lee served on the Compensation Committee until March 25, 2024. Mr. Lee was appointed as President and Chief Operating Officer of the Company effective May 1, 2024 and served as Merida’s President, Chief Financial Officer and Secretary until the closing of the Business Combination, but did not receive compensation for such service, other than reimbursement for out-of-pocket expenses incurred in connection with activities on Merida’s behalf. Mr. Lee also was engaged as a consultant to the Company in 2023, as described in greater detail below under “Related Person Transactions.”

2024 Director Compensation

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. No individual meeting fees are paid for either Board meetings or committee meetings. We pay or reimburse travel and other expenses incurred by our non-employee directors in attending in-person Board meetings. In 2024, our non-employee directors received grants of RSUs in June 2024, with the June grants vesting in full in June 2025 , subject to each directors’ continued service on the vest date. Effective April 1, 2024, the Board approved adjustments to the annual cash retainers we paid to our non-employee directors for their Board and committee service (Ms. Miyashita and Mr. Lee are not compensated for their roles on the Board).

Until April 1, 2024, we paid our non-employee directors based on the following schedule:

•
an annual $80,000 cash retainer for the Board chair;
•
an annual $50,000 cash retainer for each Board member, other than Board chair;
•
an annual $13,000 cash retainer for the Lead Independent Director (“LID”), if any;
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
Nominating and Corporate Governance: $12,500

After April 1, 2024, we paid our non-employee directors based on the following schedule:

•
an annual $95,000 cash retainer for the Board chair;
•
an annual $65,000 cash retainer for each Board member, other than Board chair;
•
an annual cash committee chair retainer for each committee chair (incremental to annual cash retainers for Board chair/members):
o
Audit: $30,000

o
Compensation: $20,000
o
Nominating and Corporate Governance: $10,000
•
an annual cash committee member retainer for each committee member (incremental to annual cash retainers for Board chair/members, but not incremental to annual committee chair retainers):
o
Audit: $20,000
o
Compensation: $12,500
o
Nominating and Corporate Governance: $7,500

Compensation for our non-employee directors during fiscal year 2024 was as follows:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)

Michael Blue	$28,022	$ —	$ —	$28,022
Peter Lee	29,952	—	—	29,952
Jeffrey Monat	81,593	10,950	—	92,543
Andres Nannetti	86,538	10,950	—	97,488
Alan Pickerill	133,153	10,950	—	144,103

1.
Alan Pickerill has served on our Board since February 4, 2022. Michael Blue resigned from our Board effective March 25, 2024 on which date Jeffrey Monat and Andres Nannetti joined our Board. Peter Lee was an independent director until he became Leafly's President and Chief Operating Officer effective May 1, 2024.
2.
Amounts in this column represent the grant date fair value of the RSUs granted to our non-employee directors in 2022, calculated in accordance with ASC Topic 718. See Note 13, “Equity Incentive and Other Plans” to our consolidated financial statements filed with this Annual Report on Form 10-K for the year ended December 31, 2024. Each director was awarded RSUs on June 1, 2024, which are scheduled to vest on July 1, 2025. As of December 31, 2024, each of Messrs. Pickerill, Monat and Nannetti held 7,500 nonvested RSUs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires each director, officer and individual beneficially owning more than 10% of our outstanding shares of common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC.

Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2024. However, Form 4’s that were due for Yoko Miyashita and Suresh Krishnaswamy with respect to the vesting of certain stock awards under the Company’s 2021 Equity Incentive Plan on February 27, 2025, were not filed on a timely basis.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates. In addition, it is our policy to not grant stock options or similar awards during periods in which there is material nonpublic information about our Company, including (i) during “blackout” periods or outside a “trading window” established in connection with the public release of earnings information under our insider trading policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

We granted RSUs to executives and other employees during the first quarter of 2024. We did not grant any stock options or similar awards in 2024. If we grant any stock options or equity awards on a go forward basis, we will ensure that such grants are made at least four business days before or after the filing of our annual report on Form 10-K for such recently completed fiscal year (with the first day being the filing date), any quarterly report on Form 10-Q or the filing or furnishing of any current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information about the beneficial ownership of our common stock, that is owned as of March 19, 2025 by:

•
each person known to us to be the beneficial owner of more than 5% of outstanding common stock;
•
each of our 2024 NEOs and directors; and
•
all of our executive officers (our 2024 NEOs) and directors as a group.

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

We based our calculation of the percentage of beneficial ownership on 3,128,490 shares of our common stock outstanding as of March 19, 2025. In computing the number of shares of common stock beneficially owned by a person and such person’s percentage of ownership of all outstanding shares, we deemed as owned and outstanding for such person those shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 19, 2025 and RSUs held by that person that will vest within 60 days of March 19, 2025. We, however, did not deem such shares as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	% of Outstanding Common Stock

5% Stockholders:
Tenor Capital Management Company, L.P. (2)	286,595	9.2%
Michael Blue (3)	155,142	5.0%
Executive Officers and Directors of the Company:
Yoko Miyashita (4)	108,170	3.4%
Peter Lee (5)	37,105	1.2%
Suresh Krishnaswamy (6)	42,504	1.4%
Jeffrey Monat (7)	12,198	*
Andres Nannetti (7)	9,400	*
Alan Pickerill	8,759	*
All directors and executive officers as a group (6 individuals) (9)	218,136	6.8%

* Indicates less than 1 percent.

1.
Unless otherwise indicated, the business address of each of the individuals is c/o Leafly Holdings, Inc., 600 First Avenue, Suite 330 PMB 88154, Seattle, WA 98104-2246.
2.
Based on the Schedule 13G filed by Tenor Capital Management Company, L.P. The address for Tenor Capital Management Company, L.P. is 810 Seventh Avenue, Suite 1905, New York, NY 10019 on February 14, 2025.
3.
Includes 25,000 shares of common stock held by Jamestown 2021 Trust, for which JP Morgan Trust Company of Delaware is the trustee, but Mr. Blue exercises voting and investment power.
4.
Includes (i) 53,009 shares of common stock, (ii) 52,671 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 19, 2025, and (iii) 2,490 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 19, 2025.
5.
Includes 16,371 shares of common stock issuable on exercise of 327,410 warrants to purchase common stock for $230 per share.
6.
Includes (i) 34,168 shares of common stock, (ii) 4,571 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 19, 2025, and (iii) 1,785 shares of common stock issuable upon the vesting of RSUs that are scheduled to vest within 60 days of March 19, 2025.
7.
Includes 7,211 shares of Common Stock issuable on exercise of 144,209 warrants to purchase Common Stock for $230 per share.
8.
Includes 5,847 shares of Common Stock issuable on exercise of 116,927 warrants to purchase Common Stock for $230 per share.
9.
Includes (i) 57,242 shares of common stock subject to stock options that are fully vested or scheduled to vest within 60 days of March 19, 2025, (ii) 4,275 shares of common stock subject to RSUs that are scheduled to vest within 60 days of March 19, 2025, and iii) 29,439 common shares issuable on exercise of 588,546 warrants to purchase common stock.

Equity Compensation Plan Information

As of December 31, 2024, Leafly had the following equity compensation plans under which equity securities of the registrant were authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)

Equity compensation plans approved by security holders (1)	226,130	$20.47	423,323

Equity compensation plans not approved by security holders	—	—	—

Total	226,130	$20.47	423,323

1.
Includes the 2018 Plan, 2021 Plan, 2021 ESPP and Earn-Out Plan. Effective February 1, 2025, the Company terminated the 2021 ESPP. The ESPP was terminated effective February 1, 2025.
2.
Represents 114,923 and 24 shares issuable under outstanding stock options under the 2018 Plan and 2021 Plan, respectively, and 111,183 unvested RSUs and PSUs granted under the 2021 Plan.
3.
Weighted-average exercise price is based solely on outstanding stock options; the unvested RSUs and PSUs do not have exercise prices.
4.
Represents 45,312 shares issuable under the 2021 Plan, 45,630 shares issuable under the ESPP, 303,835 shares issuable under the 2018 Plan and 28,546 shares issuable under the Earn-Out Plan, as of December 31, 2024. Annually, during the terms of the 2021 Plan, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the number of shares of common stock available for future issuance under each plan automatically increases in accordance with the terms of the applicable plans, such that the number of shares of common stock under the 2021 Plan automatically increases on each January 1 by the lesser of (i) 10% of the fully diluted shares of common stock outstanding as of the last day of the preceding fiscal year and (ii) 225,124 shares (as may otherwise be adjusted pursuant to the terms of the 2021 Plan).

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

Pursuant to the terms of the Registration Rights Agreement, we previously filed registration statements, registering the resale of the registration rights holders’ shares. The Sponsor, EBC, and their transferees may demand not more than three demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Leafly holders may demand not more than six demand registrations or shelf underwritten offerings in the aggregate and not more than two demand registrations in any twelve-month period, and the Company will not be obligated to participate in more than four demand registrations or shelf underwritten offerings, in any twelve-month period. The Company has borne and will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.

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

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, at that time a member of the Company’s Board of Directors and currently President and Chief Operating Officer and a Board Members, at a rate of $30,000 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee was providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120,000 under the agreement and, at December 31, 2023, the Company owed $90,000 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the year ended December 31, 2024. Mr. Lee was appointed the Company’s President and Chief Operating Officer effective May 1, 2024.

Director Independence

The rules of the Nasdaq Capital Market (“Nasdaq”), require that a majority of the Company’s board of directors be independent. An “independent director” is generally defined under applicable Nasdaq rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of Nasdaq. In addition, members of the Company’s Compensation Committee and Nominating and Corporate Governance Committee must satisfy the independence criteria set forth under the listing standards of Nasdaq. In 2023, the Board determined that each of our directors who served as a director in 2023, other than Ms. Miyashita, qualified as an “independent director” under applicable SEC and Nasdaq rules for purposes of serving on the Board and each committee on which they served, as applicable, and our Board consisted of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. Mr. Lee was an independent director until he was appointed as President and Chief Operating Officer effective May 1, 2024. While our securities were delisted from Nasdaq effective January 17, 2025, we have continued to apply the same independence standards to our directors. As such the Board has determined that each of our directors currently serving, other than Ms. Miyashita and Mr. Lee, are independent as generally defined under applicable Nasdaq rules, and under Rule 10A-3 of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Our Audit Committee appointed the firm of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for our fiscal year ended December 31, 2024. Marcum has been our independent registered public accounting firm since 2019, and Marcum also served as the independent registered public accounting firm of Merida prior to the consummation of the Business Combination. The following table presents fees for professional services rendered by Marcum to us for the years ended December 31, 2024 and 2023, respectively:

	2024	2023

Audit Fees	$565,000	$550,000
Audit related fees	60,000	78,500
Total fees	$625,000	$628,500

The audit related fees are related to work performed in connection with registration statements, such as due diligence procedure and issuance of comfort letters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors and, pursuant to the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All fees for 2024 and 2023 were pre-approved by Leafly’s Audit Committee pursuant to the Company’s prior approval procedures.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this report:
1.
Financial Statements (See Index to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report);
2.
The exhibits listed in the “Exhibit Index” attached to this Annual Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

2.1		Agreement and Plan of Merger, dated as of August 9, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.1	2/10/22

2.2		First Amendment to the Agreement and Plan of Merger, dated as of September 8, 2021, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.2	2/10/22

2.3		Second Amendment to the Agreement and Plan of Merger, dated as of January 11, 2022, by and among Leafly Holdings, Inc., Merida Merger Corp. I, Merida Merger Sub, Inc. and Merida Merger Sub II, LLC.	8-K	2/4/22	2.3	2/10/22

3.1		Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10-K	12/31/21	3.1	3/31/22

3.2		Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc.	8-K	9/8/23	3.1	9/11/23

3.3		Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

4.1		Form of Common Stock Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.1	2/10/22

4.2		Form of Warrant Certificate of Leafly Holdings, Inc.	8-K	2/4/22	4.2	2/10/22

4.3		Warrant Agreement, dated November 4, 2019, by and between Merida Merger Corp. I and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	2/4/22	4.3	2/10/22

4.4		Global Note, dated February 4, 2022 by and between Merida Merger Corp. I, Ankura Trust Company, as agent, and Continental Stock Transfer & Trust Company, as authentication agent.	8-K	2/4/22	4.4	2/10/22

4.5		Amended and Restated 8.00% Convertible Senior Notes due 2025, dated July 1, 2025	8-K	1/15/25	10.2	1/16/25

4.6	*	NPA Security Agreement, dated January 15, 2025

4.7		Notation of Guarantee, dated February 4, 2022, by Leafly Holdings, Inc.	8-K	2/4/22	4.4	2/10/22

4.8	*	Description of Leafly's securities

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.1		Amended and Restated Registration Rights Agreement, dated February 4, 2022, by and among Leafly Holdings, Inc. and certain stockholders of Leafly Holdings, Inc.	8-K	2/4/22	10.1	2/10/22

10.2		Form of Director and Officer Indemnification Agreement, dated February 4, 2022, by and between Leafly Holdings, Inc. and its directors and officers.	8-K	2/4/22	10.2	2/10/22

10.3		Merida Merger Corp. I Note Purchase Agreement, dated January 11, 2022, by and among Merida Merger Corp. I and the Note Investors party thereto.	8-K	1/6/22	10.1	1/12/22

10.4		First Amendment to Note Purchase Agreement, dated as of January 15, 2025, by and among Leafly Holdings Inc. (f/k/a Merida Merger Corp. I) and the Note Investors party thereto	8-K	1/15/2025	10.1	1/16/25

10.5	+	Leafly Holdings, Inc. Earn-Out Plan	S-4/A	12/9/21	Annex E	12/10/21

10.6	+	The Leafly Holdings, Inc. 2021 Equity Incentive Plan	10-K	12/31/21	10.5	3/31/22

10.7	+	Form of Stock Option Award Agreement, 2021 Equity Incentive Plan	10-K	12/31/22	10.6	3/29/23

10.8	+	Form of Restricted Stock Unit Award Agreement (Directors), 2021 Equity Incentive Plan	10-Q	6/30/23	10.2	8/11/23

10.9	+	Form of Performance Stock Unit Award Agreement, 2021 Equity Incentive Plan	10-Q	6/30/23	10.3	8/11/23

10.10	+	The Leafly Holdings, Inc. 2021 Employee Stock Purchase Plan	10-K	12/31/21	10.6	3/31/22

10.11		Joinder Agreement, dated February 4, 2022, by Leafly LLC.	8-K	2/4/22	10.7	2/10/22

10.12	+	Offer Letter from Leafly Holdings, Inc. to Suresh Krishnaswamy, dated September 13, 2021.	S-4	12/9/21	10.15	12/9/21

10.13	+	Executive Employment Agreement, dated as of February 12, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.17	12/9/21

10.14	+	Option Amendment Agreement, dated as of November 17, 2021, by and between Leafly Holdings, Inc. and Yoko Miyashita.	S-4	12/9/21	10.18	12/9/21

10.15		Stock Escrow Agreement, dated as of November 4, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.2	12/9/21

10.16		Amendment to the Stock Escrow Agreement, dated as of August 9, 2019, among Continental Stock Transfer & Trust Company, Merida Merger Corp. I, and Merida Holdings, LLC.	S-4	12/9/21	10.3	12/9/21

10.17	+	The Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.22	3/31/22

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

10.18	+	Form of Stock Option Agreement, Leafly Holdings, Inc. 2018 Equity Incentive Plan	10-K	12/31/21	10.23	3/31/22

10.19	+	Form of 2022 AIP RSU Agreement	10-K	12/31/22	10.27	3/29/23

10.20		Notice of Conversion and Consent	8-K	12/19/23	10.1	12/21/23

10.21	+	Form of Executive Severance Agreement	10-Q	9/30/23	10.1	11/13/23

10.22	+	Form of Amended and Restated 2022 Performance Stock Unit Award Agreement	10-Q	9/30/23	10.2	11/13/23

10.23	+	Form of Restricted Stock Unit Award Agreement (Employees), 2021 Equity Incentive Plan	10-Q	6/30/23	10.1	8/11/23

10.24		Notice of Conversion and Consent, Dated May 7, 2024	8-K	5/1/24	10.1	5/7/24

10.25	+	Offer Letter from Leafly Holdings, Inc. to Peter Lee dated May 1, 2024	8-K	5/1/24	10.2	5/7/24

10.26	+	Executive Severance Agreement, dated May 1, 2024, by and between Leafly Holdings, Inc. and Peter Lee	8-K	5/1/24	10.3	5/7/24

10.27		Equity Distribution Agreement, dated June 27, 2024, by and between Leafly Holdings, Inc. and The Benchmark Company, LLC	8-K	6/27/24	1.1	6/27/24

19.1	*	Insider Trading Policy

21.1	*	Subsidiaries of the Registrant

31.1	*

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 31, 2025	By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer, Director

Principal Financial Officer and Principal Accounting Officer

Date:	March 31, 2025	By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer Principal Accounting Officer

Date:	March 31, 2025	Directors

		By:	/s/ Yoko Miyashita
Yoko Miyashita

		By:	/s/ Alan Pickerill
Alan Pickerill

		By:	/s/ Peter Lee
Peter Lee

		By:	/s/ Andres Nannetti
Andres Nannetti

		By:	/s/ Jeffrey Monat
Jeffrey Monat