Form 10-Q
period 2025-03-31
Leafly Holdings, Inc. /DE
filed 2025-05-15
CIK 1785592

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39119

Leafly Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2266022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 First Avenue, Suite 330, PMB 88154 Seattle, Washington	98104-2246
(Address of principal executive offices)	(Zip Code)

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

As of May 5, 2025, the registrant had 3,137,380 shares of common stock, $0.0001 par value per share, outstanding.

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

There may be events in the future that Leafly is not able to predict accurately or over which it has no control. The section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and in this Quarterly Report entitled “Risk Factors,” and the section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Leafly in such forward-looking statements.

These examples include:

•
the substantial doubt regarding the Company’s ability to continue as a going concern because it does not currently have the ability to repay the convertible notes due in July 2025;
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

Part I - Financial Information
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEAFLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,639	$14,531
Accounts receivable, net of allowance for credit loss of $343 and $370, respectively	1,479	1,573
Prepaid expenses and other current assets	1,126	699
Total current assets	11,244	16,803
Property, equipment, and software, net	2,521	2,593
Restricted cash - long-term portion	242	241
Other assets	—	1
Total assets	$14,007	$19,638

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible promissory notes, net	$25,747	$29,376
Accounts payable	1,175	684
Accrued expenses and other current liabilities	2,102	3,098
Deferred revenue	1,604	1,518
Total current liabilities	30,628	34,676

Non-current liabilities
Other long-term liabilities	62	71
Total non-current liabilities	62	71
Total liabilities	30,690	34,747

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock: $0.0001 par value; 5,000,000 and 5,000,000 authorized; 0 and 0 issued and outstanding; aggregate liquidation preference of $0 and $0 at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock: $0.0001 par value; 200,000,000 and 200,000,000 authorized; 3,282,858 and 3,229,575 issued at March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock: 154,055 and 154,055 shares held at March 31, 2025 and December 31, 2024, respectively	(31,663)	(31,663)
Additional paid-in capital	96,706	96,499
Accumulated deficit	(81,726)	(79,945)
Total stockholders' deficit	(16,683)	(15,109)
Total liabilities and stockholders' deficit	$14,007	$19,638

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$7,882	$9,048
Cost of revenue	802	976
Gross profit	7,080	8,072
Operating expenses
Sales and marketing	2,155	2,620
Product development	2,136	2,413
General and administrative	4,030	4,787
Total operating expenses	8,321	9,820
Loss from operations	(1,241)	(1,748)
Interest expense, net	(547)	(607)
Other income (expense), net	7	(32)
Net loss	$(1,781)	$(2,387)

Net loss per share:
Basic	$(0.59)	$(1.09)
Diluted	$(0.59)	$(1.09)

Weighted average shares outstanding:
Basic	3,031,626	2,196,161
Diluted	3,031,626	2,196,161

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2025	—	$—	3,229,575	$—	(154,055)	$(31,663)	$96,499	$(79,945)	$(15,109)
Net loss	—	—	—	—	—	—	—	(1,781)	(1,781)
Stock-based compensation	—	—	—	—	—	—	209	—	209
Issuance of common stock upon vesting of restricted stock units	—	—	59,703	—	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	(6,420)	—	—	—	(2)	—	(2)
Balance at March 31, 2025	—	$—	3,282,858	$—	(154,055)	$(31,663)	$96,706	$(81,726)	$(16,683)

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

See Notes to Condensed Consolidated Financial Statements.

LEAFLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,781)	$(2,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	329
Stock-based compensation expense	209	598
Credit loss, net of recoveries	267	496
Gain on disposition of assets	—	(2)
Noncash amortization of debt discount	49	136
Noncash change in fair value of derivatives	(10)	(14)
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	(173)	(13)
Prepaid expenses and other current assets	(426)	266
Accounts payable	491	(173)
Accrued expenses and other current liabilities	(995)	(223)
Deferred revenue	86	113
Net cash used in operating activities	(1,862)	(873)

Cash flows from investing activities
Additions of property, equipment, and software	(349)	(211)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(349)	(209)

Cash flows from financing activities
Issuance of common stock under ESPP	—	16
Tax payments related to shares retired for vested restricted stock units	(2)	(40)
Repayments of related party payables	—	(90)
Repayments of convertible notes	(3,678)	—
Net cash used in financing activities	(3,680)	(114)

Net decrease in cash, cash equivalents, and restricted cash	(5,891)	(1,196)
Cash, cash equivalents, and restricted cash, beginning of period	14,772	15,544
Cash, cash equivalents, and restricted cash, end of period	$8,881	$14,348

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of non-cash financing activities:
Short-term financing of insurance payable	$—	$(1,399)

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

On February 4, 2022, Leafly consummated a series of transactions (collectively, the “Merger”) with a public company pursuant to the Agreement and Plan of Merger dated August 9, 2021 and amended on September 8, 2021 and on January 11, 2022 (as amended, the “Merger Agreement”) with the objective of becoming a public company. The Merger and the other transactions contemplated by the Merger Agreement and the other agreements entered into Leafly in connection with the Merger are collectively referred to as the “Business Combination.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2024 and 2023, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Leafly for the year ended December 31, 2024, each of which was filed with the SEC on March 31, 2025 (the “2024 Financial Information”).

These condensed consolidated financial statements are unaudited and, in management's opinion, include all adjustments, consisting of normal recurring estimates and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Actual results may differ from these estimates and assumptions. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC for interim reporting. All intercompany balances and transactions have been eliminated upon consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Under the rules of Accounting Standards Codification (“ASC”) Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), reporting companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. At March 31, 2025, the Company had $25,747 of 2022 Notes maturing on July 1, 2025 (Note 9). Based on the Company’s current liquidity position, it would not be able to repay the 2022 Notes when due. In addition, Leafly has experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. The Company has incurred operating losses since its inception and had an accumulated deficit of $81,726 and $79,945 at March 31, 2025 and December 31, 2024, respectively. These conditions, when considered in the aggregate, raise substantial doubt about Leafly’s ability to continue as a going concern within one year of the date these financial statements are issued. In response to these conditions, the Company took the following actions:

•
With the Company’s de-listing from Nasdaq, management is considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. To that end, in March 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, removing from registration any unsold securities. In addition, the Company has determined to submit to its shareholders for approval at the Company’s annual meeting a reverse stock split, which if executed would result in a reduction in the number of the Company’s record holders to a number that would allow the Company to suspend its ongoing reporting obligations (Note 11, Note 18).

The Company’s management is closely monitoring and reducing operating expenses where it is able to, while ensuring the trajectory and viability of the business remains intact. However, the Company cannot meet its debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance the debt. After considering all available evidence, Leafly’s management determined that, the combined impact of the cost reduction measures outlined above, Leafly’s current negative working capital of $19,384 as of March 31, 2025 and planned operations will not be sufficient to meet its capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

requirements for a period of at least 12 months from the date that these March 31, 2025 financial statements are issued and that substantial doubt exists about Leafly’s ability to continue as a going concern.

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

Significant Accounting Policies

The unaudited interim financial statements should be read in conjunction with the Company's 2024 Financial Information, which describes the Company's significant accounting policies. There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2025 compared to the Company’s 2024 Financial Information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 — Income Taxes (Topic 740). This ASU expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for Leafly’s 2025 year-end income tax disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In 2024, the FASB issued ASU 2024-03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires separate disclosure of additional line items within costs and expenses in the financial statements, including but not limited to: employee compensation, depreciation, intangible asset amortization, total selling expenses, etc.. This ASU is effective for annual fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, as clarified by ASU 2025-01.

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

NOTE 3 — Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$8,639	$14,531
Restricted cash - long-term portion	242	241
	$8,881	$14,772

Restricted cash relates to collateral for general banking and credit card processing.

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net of $1,479 and $1,573 as of March 31, 2025 and December 31, 2024, respectively, consisted of amounts due from customers less an allowance for credit loss. For further information about revenue and deferred revenues, see Note 8.

The following table presents the allowance for credit loss and the changes therein:

	Three Months Ended March 31,
	2025	2024

Balance, beginning of period	$370	$1,398
Add: provision for credit loss, net of recoveries	267	496
Less: write-offs	(294)	(1,100)
Balance, end of period	$343	$794

NOTE 5 — Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2025	December 31, 2024

Prepaid subscriptions	$365	$410
Prepaid insurance	604	158
Other prepaid assets	47	25
Other current assets	110	106
Subtotal, current portion	1,126	699
Prepaid expenses, long-term portion	—	1
Total	$1,126	$700

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 6 — Property, Equipment, and Software, Net

Property, equipment, and software consisted of the following:

	March 31, 2025	December 31, 2024

Furniture and equipment	$503	$504
Capitalized internal-use software	5,401	5,054
	5,904	5,558
Less: accumulated depreciation and amortization	(3,383)	(2,965)
	$2,521	$2,593

The Company recognized depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2025	2024

Depreciation expense	$15	16
Amortization of capitalized internal-use software	406	313
Total depreciation and amortization	$421	$329

During the three months ended March 31, 2024, the Company disposed of equipment with a book value of $0 for $2, resulting in a gain on disposal of $2.

NOTE 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024

Other employee-related liabilities	$799	$908
Accrued interest	395	967
Accrued bonuses	194	499
Other accrued expenses [1]	714	724
	$2,102	$3,098

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The following table presents the Company's deferred revenue balances and changes therein:

	Three Months Ended March 31,
	2025	2024

Balance, beginning of period	$1,518	$1,764
Add: net increase in current period contract liabilities	1,406	1,550
Less: revenue recognized from beginning balance	(1,320)	(1,437)
Balance, end of period	$1,604	$1,877

A majority of the deferred revenue balance as of March 31, 2025 is expected to be recognized in the subsequent 12-month period. No other contract assets or liabilities are recorded on the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

Revenue by Type and Geography

The following table presents the Company's revenue by service type:

	Three Months Ended March 31,
	2025	2024

Advertising	$7,683	$8,880
Other services	199	168
	$7,882	$9,048

The following table presents the Company's revenue by geographic region:

	Three Months Ended March 31,
	2025	2024

United States	$7,574	$8,629
All other countries	308	419
	$7,882	$9,048

The following table presents the Company's revenue by state:

	Three Months Ended March 31,
	2025	2024

Arizona	24%	24%
California	11%	11%
Oregon	10%	11%

No other state comprised 10% or more of Leafly’s revenue during the three months ended March 31, 2025 and 2024. We have a diversified set of customers; no single customer accounted for 10% or more of our revenue for the three months ended March 31, 2025 or 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

The following table presents the Company's revenue by timing of recognition:

	Three Months Ended March 31,
	2025	2024
Over Time
Retail [1]	$6,946	$7,871
Brands [2]	724	843
	7,670	8,714
Point in time
Brands [3]	212	334
	$7,882	$9,048

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

NOTE 9 — Convertible Promissory Notes

2022 Notes

Merida entered into a $30,000 convertible note purchase agreement (the “Note Purchase Agreement”) in January 2022, which Legacy Leafly subsequently guaranteed and joined as a party to the agreement on February 4, 2022 in connection with the Business Combination (the “2022 Notes”). Accordingly, post-Business Combination, the 2022 Notes are presented as a liability on Leafly's balance sheet, net of debt issuance costs and debt discount. The Company recognized initial debt issuance costs of $714 paid in cash, and a debt discount of $924 paid in shares transferred by Merida Holdings, LLC (the “Sponsor”) to the holders of the 2022 Notes upon issuance. The 2022 Notes bear interest at 8% annually (with an effective interest rate of 9.0% for the three months ended March 31, 2025), paid in cash semi-annually in arrears on July 31 and January 31 of each year, and were scheduled to mature on January 31, 2025 until they were modified as described below.

The 2022 Notes were unsecured convertible senior notes due 2025. They are convertible at the option of the holders at any time before maturity at an initial conversion share price of $250.00 per $1,000 principal amount of 2022 Notes and per $1,000 of accrued but unpaid interest on any converted 2022 Notes. In addition, the Company may, at its election, force the conversion of the 2022 Notes on or after January 31, 2024, if the volume-weighted average trading price of the Company’s common stock exceeds $360.00 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days. The Company also had the option (which was never exercised) on or after January 31, 2023 and prior to the 40th trading day immediately before the maturity date and subject to the holders’ ability to optionally convert, to redeem all or a portion of the 2022 Notes at a cash redemption price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. The holders of the 2022 Notes have the right to cause the Company to repurchase for cash all or a portion of the 2022 Notes held by such holder upon the occurrence of a “fundamental change” (as defined in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Note Purchase Agreement) or in connection with certain asset sales, in each case at a price equal to 100% of par plus accrued and unpaid interest, if any.

2023 and 2024 Partial Conversions

On December 19, 2023 and May 7, 2024, the Company and each of the 2022 Note holders executed notices of conversion and consent (the “Conversion Notices”) to effect a temporary and limited adjustment to the conversion price under the 2022 Notes. Pursuant to the Conversion Notices, on December 19, 2023, one holder tendered a conversion request for $300, resulting in the issuance of an aggregate of 60,265 shares of common stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $300. On May 7, 2024, one holder tendered a conversion request for $275, resulting in the issuance of an aggregate of 96,813 shares of common stock and a corresponding reduction in the outstanding amount of the 2022 Notes of $275. The Company accounted for these December 19, 2023 and May 7, 2024 transactions as debt modifications and recognized the change in the fair value of the conversion feature as additional debt discount and an increase to additional paid-in capital of $24 and $18, respectively. Following such tenders and in accordance with the terms of the Conversion Notices, the Conversion Price Adjustments were terminated.

2025 Modification

On January 15, 2025, the Company entered into an amendment (the “Amendment”) to the terms of the Note Purchase Agreement, relating to the 2022 Notes. Concurrently with the Amendment, the Company entered into an amended and restated note (the “Amended and Restated Note”) for the 2022 Notes. As of January 15, 2025, the carrying value and the fair value of the debt were $29,376 and $29,400, respectively. The Amendment and the Amended and Restated Note, among other things, (i) extended the maturity date of the 2022 Notes from January 31, 2025 to July 1, 2025 and (ii) added certain financial maintenance covenants. In addition, the Company agreed to pay down 12.5% of the outstanding principal of the Notes and all accrued and unpaid interest on the Notes since the last interest payment date on July 31, 2024. Accordingly, the prepayment of $3,678 and interest payment of $1,118 occurred on January 21, 2025. In connection with the Amendment, the Company also granted the holders of the 2022 Notes a security interest in the Company’s assets as collateral to secure the Company’s obligations underlying the 2022 Notes, subject to certain exceptions and limitations.

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

As of the date of this Report, the Company was in compliance we these covenants.

Except as set forth above, the terms of the 2022 Notes remain the same. The Company accounted for the amendment to the 2022 Notes as a modification and expensed fees paid to third parties aggregating approximately $577.

Carrying Amount and Fair Value

As of March 31, 2025, the carrying amount of the 2022 Notes was $25,747, which reflects the partial conversions and principal reduction noted above. The estimated fair value of the convertible debt instruments was approximately $17,100 as of March 31, 2025. The fair value of the 2022 Notes at January 15, 2025 was measured using the Bloomberg OVCV model and CNVI model which modifies the underlying OVCV program. These models incorporate inputs for volatility (85%),

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Leafly’s stock price ($1.44 per share), time to maturity, the risk-free rate (4.3%) and Leafly’s credit spread (3.92%), some of which are considered Level 3 inputs in the fair value hierarchy. Due to the significant change in marketability of the Company’s stock upon delisting from the Nasdaq exchange on January 17, 2025, a new valuation approach was used as of March 31, 2025. The estimated fair value of the 2022 Notes at March 31, 2025 was measured using a binomial-scenario based model with two scenarios: assuming (i) 50% probability of full repayment or extension and (ii) 50% probability of default, each discounted using a risk-free rate of 4.32%.

NOTE 10 — Commitments and Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company’s consolidated financial statements.

Leases

The Company does not have any leases with an original term longer than 12 months as of March 31, 2025. The Company has short-term arrangements with immaterial rental obligations for office space.

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

As confirmed by the Notice, the Company did not meet (and does not currently meet) any of the Continued Listing Standards depicted above. On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Nasdaq Hearing Panel (“Panel”) has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025. In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the SEC in accordance with Nasdaq Listing Rule 5830 and Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and expected delisting, the Company’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively effective January 17, 2025. In March 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, removing from registration any unsold securities. In addition, the Company has determined to submit to its shareholders for approval at the Company’s annual meeting a reverse stock split (Note 18),

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

which if executed would result in a reduction in the number of the Company’s record holders to a number that would allow the Company to suspend its ongoing reporting obligations.

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

NOTE 11 — Stockholders’ Deficit

Common Stock

Authorized Shares

As of March 31, 2025 and December 31, 2024, Leafly's authorized capital stock consisted of:

•
200,000,000 shares of Leafly common stock, $0.0001 par value per share; and
•
5,000,000 shares of Leafly preferred stock, $0.0001 par value per share. See Note 18.

Withdrawal of Registration Statements

On March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, removing from registration any unsold securities. This is a prerequisite, among others, to the Company’s ability to suspend its ongoing reporting obligations.

Sponsor Shares Subject to Earn-Out Conditions (Escrow Shares)

In accordance with the Merger Agreement, upon closing of the Business Combination, 81,260 of the shares of the Company’s common stock held by the Sponsor were placed in escrow and subjected to earn-out conditions (“Escrow Shares”). Of these Escrow Shares, 50% will be released from escrow if and when the Company's common stock trades at or above $270.00 for 20 out of 30 consecutive trading days at any time during the two-year period following closing of the Business Combination, and the remaining 50% will be released from escrow if and when the Company's common stock trades at or above $310.00 for 20 out of 30 consecutive trading days at any time during the three-year period following closing of the Business Combination. In addition, all 81,260 Escrow Shares would have been released upon a change in control. The three-year period following the closing of the Business Combination ended on February 4, 2025, and none of the earnout conditions were met. Through the end the three-year period, we accounted for the Escrow Shares as derivative liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to earnings.

ATM Offering

On June 27, 2024, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Company could sell (the “ATM Offering”), at its option, up to an aggregate of $2,519 in shares of Leafly common stock through the Agent. The ATM Offering, was made pursuant to a shelf registration statement by methods deemed to be “at the market,” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company agreed to pay the Agent a commission in cash equal to 3% of the gross proceeds from the sale of shares in the ATM Offering. The offering of Shares pursuant to the Equity Distribution Agreement terminated upon the termination of the Equity Distribution Agreement as permitted therein when Leafly became delisted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

from the Capital Market (Note 10). The Company agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Equity Distribution Agreement, in an amount not to exceed $50 in connection with the establishment of this at-the-market offering program, in addition to certain ongoing fees of its legal counsel. During the three and nine months ended September 30, 2024, the Company sold 470,000 shares of common stock at an average price of $2.42 per share and raised gross proceeds totaling $1,137 under the ATM Offering including commissions of $34. In addition, during the three and nine months ended September 30, 2024, the Company incurred $195 of costs in connection with launching its ATM Offering. No subsequent transactions were made under the ATM offering.

Treasury Stock

Effective August 1, 2022, the Company repurchased 154,055 shares of its common stock at a weighted-average price of $205.60 per share for a total of $31,663. These repurchases were in settlement of the forward purchase agreements issued in the Business Combination.

Stockholder Earn-Out Rights

Leafly stockholders, as of immediately prior to the closing of the Business Combination, were granted upon closing of the Business Combination, contingent rights to receive up to 271,454 shares of common stock (the “Rights”) if the Company achieves certain earn-out conditions prior to the third anniversary of the Business Combination on February 4, 2025. None of the conditions were achieved. The Company accounted for the Rights as derivative liabilities, which were remeasured to their fair value as of the end of each reporting period, with changes in the fair value recorded to earnings.

Preferred Stock

The Board is authorized, subject to limitations prescribed by the law of the State of Delaware, to issue Leafly preferred stock from time to time in one or more series. The Board is authorized to establish the number of shares to be included in each such series and to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional, special and other rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able, without stockholder approval, to issue Leafly preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Leafly common stock and could have anti-takeover effects. The ability of the Board to issue Leafly preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Leafly or the removal of existing management. Leafly did not have any issued and outstanding shares of preferred stock as of March 31, 2025 or December 31, 2024.

NOTE 12 — Warrants

Warrants

Public Warrants

At each of March 31, 2025 and December 31, 2024, there were 7,105,772 warrants outstanding to purchase an aggregate of 355,288 shares of common stock that had been included in the units issued in Merida’s initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase 0.05 shares of common stock at an exercise price of $230.00 per whole share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the closing of the Business Combination. The Public Warrants may not be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

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

Private Warrants

At each of March 31, 2025 and December 31, 2024, there were 3,345,215 warrants outstanding to purchase an aggregate of 167,260 shares of common stock that Merida had sold to the Sponsor and EarlyBirdCapital in a private placement that took place simultaneously with Merida’s initial public offering (the “Private Warrants”). The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The exercise price and number of shares of common stock issuable upon exercise of the Private Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Private Warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Private Warrants.

The Company accounts for the Private Warrants as derivative liabilities, remeasured to fair value on a recurring basis, with changes in the fair value recorded to earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

NOTE 13 — Equity Incentive and Other Plans

The Company currently has three equity plans: the New Leafly 2021 Equity Incentive Plan (the “2021 Plan”), the Legacy Leafly 2018 Equity Incentive Plan (the “2018 Plan”), and the New Leafy Earn-Out Plan (the “Earn-Out Plan”). The Company previously had a New Leafly 2021 Employee Stock Purchase Plan (the “ESPP”), which was terminated effective February 1, 2025. Upon termination, all contributions made during the purchase period ended March 15, 2025 were returned to the respective participants. Activity under the 2021 Plan and the ESPP are detailed below. There were no options or other equity awards granted under the 2018 Plan or the Earn-Out Plan during the three months ended March 31, 2025 or the year ended December 31, 2024. On March 12, 2025, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, deregistering any unsold securities.

Stock-Based Compensation

2021 Plan

The 2021 Plan became effective immediately upon closing of the Business Combination. Pursuant to the 2021 Plan, 225,125 shares of common stock were initially reserved for issuance. During the term of the 2021 Plan, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023, and ending on (and including) January 1, 2031, by the lesser of (i) 10% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 225,125 shares (adjusted pursuant to the terms of the 2021 Plan). Effective January 1, 2025, 270,436 shares of common stock were available for issuance under the 2021 Plan.

2024 Awards

•
During the first quarter of 2024, Leafly awarded a total of 187,024 RSUs, of which 176,168 vested quarterly in 25% increments over one year and 10,856 RSUs are scheduled to vest 50% after one year and 12.5% quarterly thereafter, to Leafly executives and other employees.
•
During the second quarter of 2024, Leafly awarded a total of 24,250 RSUs, of which 22,500 were awarded to the Company’s Board members and are scheduled to vest on June 1, 2025 and the remainder vested immediately.

Stock Options

No options were granted under the 2021 Plan during the three months ended March 31, 2025 or the year ended December 31, 2024.

Stock option activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	24	$39.60	$—	7.63
Outstanding at March 31, 2025	24	39.60	$—	7.39

Vested and exercisable	20	$39.60	$—	7.39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of March 31, 2025, there was no unrecognized compensation cost related to stock options granted under the 2021 Plan.

Restricted Stock Units and Performance Stock Units

RSU and PSU activity under the 2021 Plan for the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value
Unvested at January 1, 2025	111,183	$6.70
Vested	(59,698)	5.22	$16
Forfeited	(542)	6.20
Unvested at March 31, 2025	50,943	$8.43

As of March 31, 2025, there was $302 total unrecognized compensation cost related to unvested RSUs and $1 total unrecognized compensation cost related to PSUs granted under the 2021 Plan, a majority of which relates to performance-based awards. The total cost is expected to be recognized over a remaining weighted-average remaining period of 1.00 year.

2018 Plan

The 2018 Plan became effective on April 17, 2018. The 2018 Plan terminated upon closing of the Business Combination in 2022, but then-outstanding options under the 2018 Plan remain outstanding pursuant to their terms, with adjustments to the number of shares and exercise prices to reflect the terms of the Business Combination.

The fair value of each stock option award to employees was estimated on the date of grant using the Black-Scholes option pricing model. No grants were made under the 2018 Plan during the three months ended March 31, 2025 or the year ended December 31, 2024.

Stock option activity under the 2018 Plan for the periods presented was as follows:

	Number of Shares[1]	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	114,923	$33.93	$—	3.61
Forfeited or expired	(485)	21.92
Outstanding at March 31, 2025	114,438	$33.99	$—	3.35

Vested and exercisable	72,908	$29.85	$—	4.68

1.
Includes 61,635 and 52,803 awards as of March 31, 2025 and 62,120 and 52,803 awards as of December 31, 2024 accounted for as service-based and market-based options, respectively, that are vested, that the Company currently deems probable of vesting, or in the case of market-based options, that the Company is expensing so long as the respective service conditions are met. The market-based options will vest only if the price of the Company's common stock reaches a $1 billion market capitalization target for any 20 days during a 30-day period on or before February 4, 2026, the fourth anniversary of the closing of the Business Combination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

As of March 31, 2025, there was: (i) $58 of unrecognized compensation cost related to service-based 2018 Plan option awards, which is expected to be recognized over a remaining weighted-average service period of approximately 0.47 years.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense under the 2021 Plan, the 2018 Plan and the ESPP:

	Three Months Ended March 31,
	2025	2024

Sales and marketing	$24	$43
Product development	51	94
General and administrative	134	461
	$209	$598

Employee Stock Purchase Plan

The ESPP became effective immediately upon closing of the Business Combination. Pursuant to the ESPP, 56,281 shares of common stock were initially reserved for issuance. During the term of the ESPP, the number of shares of common stock thereunder automatically increases on each January 1, commencing on January 1, 2023 and ending on (and including) January 1, 2031, by the lesser of (i) 2.5% of the fully diluted shares of common stock as of the last day of the preceding fiscal year and (ii) 56,281 shares (as adjusted pursuant to the terms of the ESPP). Effective January 1, 2025, 77,637 shares of common stock were available for issuance under the ESPP and remained available when the plan was terminated effective February 1, 2025.

•
On March 15, 2024, eligible employees purchased 8,443 shares for a total purchase price of $16.
•
On September 15, 2024, eligible employees purchased 5,231 shares for a total purchase price of $8.
•
Effective February 1, 2025, the Company terminated the ESPP and resolved to return to the respective participants all contributions made during the purchase period ending March 15, 2025. No new purchase periods under the ESPP will commence as of the date of termination.

Stock-based compensation expense related the ESPP was as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024

ESPP expense (included in stock-based compensation)	$1	$10

Earn-Out Plan

The Earn-Out Plan became effective immediately upon closing of the Business Combination. Pursuant to the Earn-Out Plan, approximately 28,546 shares of common stock were reserved for issuance to employees and certain other eligible parties in the form of RSUs. These RSUs would have vested if the Company achieved certain thresholds prior to the third anniversary of the Business Combination on February 4, 2025, which did not occur. No RSUs have been awarded under the Earn-Out Plan as of March 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Defined Contribution Plan

The Company recognized expense from matching contributions to the Company-sponsored defined contribution retirement (401k) plan as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024

401(k) matching contributions	$124	$141

NOTE 14 — Related Party Transactions

Effective September 1, 2023, the Company entered into a consulting agreement with Peter Lee, at that time a member of the Company’s Board of Directors and currently President and Chief Operating Officer and a Board Member, at a rate of $30 per month for an initial term of two months, extendable for a second term of two months, for a total maximum term of four months. Under the agreement, Mr. Lee was providing the Company with certain consultancy services related to the Company’s business strategies. During the year ended December 31, 2023, Mr. Lee earned $120 under the agreement and, at December 31, 2023, the Company owed $90 to Mr. Lee, which was included in accrued expenses and other current liabilities on Leafly’s consolidated balance sheet at December 31, 2023 and was repaid during the year ended December 31, 2024.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Executive Leadership Team which includes primarily Leafly’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer. The CODM uses operating expenses to measure performance of its Retail and Brands segments. The determination of these two segments is consistent with the financial information regularly provided to the Company’s CODM. The Company’s CODM reviews and evaluates the gross profit for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The Company does not allocate indirect costs to its segments and therefore only reports segment information for revenue and costs of sales. Assets are not allocated to segments for internal reporting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

presentations, nor are depreciation and amortization. Segment revenue, cost of sales and gross profit were as follows during the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue:
Retail	$6,946	$7,871
Brands	936	1,177
Total revenue	$7,882	$9,048

Retail Cost of Sales:
Merchant Processing fees	$163	$181
Business platform	66	195
Website infrastructure	210	207
Labor allocation	232	259
	671	842
Brands Cost of Sales:
Merchant Processing fees	22	27
Website infrastructure	28	31
Labor allocation	31	39
Other	50	37
	131	134
Total cost of sales	$802	$976

Gross profit:
Retail	$6,275	$7,029
Brands	805	1,043
Total gross profit	$7,080	$8,072

Geographic Areas

The Company’s operations are primarily in the U.S. and to a lesser extent, in Canada. Refer to Note 8 for revenue classified by major geographic area.

NOTE 16 — Income Taxes

The Company’s effective tax rate was 0% for the three months ended March 31, 2025 and 2024. The effective tax rate was lower than the U.S. federal statutory rate of 21% due to the Company’s full valuation allowance recorded against its deferred tax assets.

The Company had net operating loss carryforwards (“NOLs”) for federal, state and foreign income tax purposes of approximately $86,683, $64,892 and $6,289, respectively, as of December 31, 2024. The Company's state NOL will begin to expire in 2030, all of the Company's federal NOLs will last indefinitely and the Company’s foreign NOL will begin to expire in 2037.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use NOLs may be limited as prescribed under Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the NOLs that the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company has not performed an IRC Section 382 study as of December 31, 2024 due to its full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Management believes all the income tax returns filed since inception remain open to examination by the major domestic and foreign taxing jurisdictions to which the Company is subject due to NOLs.

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

As of March 31, 2025 and 2024, the Company had 0 and 81,260, respectively, outstanding shares of common stock that were [in escrow] and subject to earn-out conditions and thus forfeiture, which do not meet the criteria for participating securities (see Note 11 for additional information). Net loss is attributed to common stockholders and participating securities based on their participation rights.

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

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders, as a group, for the periods presented:

	Three Months Ended March 31,
	2025	2024

Total undistributed loss	$(1,781)	$(2,387)

Common stock and common stock equivalents	3,031,626	2,196,161

Basic net loss per share	$(0.59)	$(1.09)
Diluted net loss per share	$(0.59)	$(1.09)

The following shares of common stock subject to certain instruments were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024

Shares subject to warrants	522,549	522,549
Shares subject to convertible promissory notes	108,607	121,550
Shares subject to ESPP	2,504	5,087
Escrow Shares	31,601	81,260
Shares subject to outstanding common stock options, RSUs and PSUs	187,134	321,552
Shares subject to stockholder earn-out rights	105,565	271,454
	957,960	1,323,452

See Note 9 for additional information regarding convertible promissory notes, Note 11 for additional information regarding stockholder earn-out rights, preferred stock, and Escrow Shares, Note 12 for additional information regarding warrants, and Note 13 for additional information regarding stock options, RSUs and PSUs.

NOTE 18 — Subsequent Events

Series A Preferred Stock

On April 1, 2025, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Yoko Miyashita (“Purchaser”), the Chief Executive Officer of the Company, pursuant to which the Company agreed to issue and sell one share of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), to the Purchaser for a purchase price of $100.00. The Series A Preferred has no voting rights except for the right to cast 100,000,000 votes, together with the common stock as a single class, with respect to the reverse stock split proposal discussed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(in thousands, except share and per share amounts)

below and such 100,000,000 votes must be cast in the same proportion as shares of common stock of the Company are voted (excluding any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise) on such proposal;

The share of Series A Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and is not entitled to receive dividends. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00 automatically immediately following the approval by the stockholders of the Company of a reverse stock split proposal.

Reverse Stock Split Proposal

On May 9, 2025, the Company filed a definitive proxy statement submitting to its stockholders for approval at its annual meeting, an amendment (the “Amendment”) to Leafly’s Second Amended and Restated Certificate of Incorporation, as amended, to effect (i) a reverse stock split (the “Reverse Stock Split”) of Leafly’s common stock issued and outstanding or held in treasury at a ratio of between 1 for 200 and 1 for 500, with the final ratio to be set in the discretion of the Board of Directors, without further stockholder approval, and (ii), contemporaneously with the Reverse Stock Split, a reduction to the number of shares of authorized common stock from 200,000,000,000 to 5,000,000 and authorized preferred stock from 5,000,000 to 1,000,000 (the “Authorized Share Reduction”). If the Reverse Stock Split is approved and implemented, it is intended to reduce the number of the Company’s record holders to a number that would permit the Company to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended. Any fractional shares resulting from the reverse stock split will be redeemed by the Company for cash in the amount of $0.28 per pre-split share. On May 9, 2025, there were 432 holders of record of Leafly common stock and 3,137,382 outstanding shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in our 2024 Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” above for more information about forward-looking statements in this Quarterly Report on Form 10-Q.

Amounts in this section are presented in thousands, except for per share numbers and percentages.

Business Overview

Leafly is a leading online cannabis discovery marketplace and resource for cannabis consumers. Leafly provides an information resource platform with a deep library of content, including detailed information about cannabis strains, retailers and cannabis products. We are a trusted destination to discover legal cannabis products and order them from licensed retailers with offerings that include subscription-based products and digital advertising. Legacy Leafly was founded in 2010 and is headquartered in Seattle with 107 total employees, including 105 in the U.S. and 2 in Canada as of March 31, 2025 as compared to 122 total employees at March 31, 2024.

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

Results of Operations

Key Metrics

The table below presents these measures for the respective periods:

	Three Months Ended March 31,
	2025	2024	Change	Change (%)
Key Operating Metrics:
Ending retail accounts[1]	3,362	3,840	(478)	-12%
Retailer ARPA[2]	$684	$677	$7	1%

1.
Represents the amount outstanding on the last day of the month of the respective period.
2.
Calculated as a simple average of monthly retailer ARPA for the period presented.

There was a 12% decline in year-over-year ending retail accounts for each of the three months ended March 31, 2025, compared to the same period in 2024 primarily related to customer budget constraints and Leafly’s ongoing removal of non-paying customers from the platform. In addition, sequentially, ending retail accounts declined 3% from 3,480 at December 31, 2024.

The 1% increase in ARPA for the three months ended March 31, 2025, compared to the same period in 2024 was primarily the result of the removal of lower ARPA accounts from the platform. Sequentially, ARPA decreased 1% from $692 at December 31, 2024 due to the addition of new accounts at lower ARPA.

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

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Revenue:
Retail	$6,946	$7,871	$(925)	-12%
Brands	936	1,177	(241)	-20%
Total revenue	$7,882	$9,048	$(1,166)	-13%

Retail

Retail revenues decreased $925 for the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to a $375 decrease in subscriptions revenue, a $569 decrease in digital display ads, offset by an increase in other revenues of $19 for the three months ended March 31, 2025 as compared to the same period in 2024. The net 12% decrease was driven by the reduction in ending retail accounts discussed above.

Brands

For the three months ended March 31, 2025 as compared to the same period in 2024, Brands revenue decreased $241, due to a reduction in display ads of $135, a branded content decrease of $134 and a direct-to-consumer marketing revenue decrease of $17. These increases were partially offset by an increase in other revenues of $45. The 20% decrease in brands revenue was driven primarily by reduced spend by our brand customers due primarily to changes in the macro environment and customer budget constraints.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Cost of sales: [1]
Retail	$671	$842	$(171)	-20%
Brands	131	134	(3)	-2%
Total cost of sales	$802	$976	$(174)	-18%

1.
Prior period amounts have been revised to reflect the current period presentation.

Retail

Retail cost of sales reductions were driven by increased efficiency and lower platform costs, driving an improvement in gross margin to 90.3% from 89.3% for the three and three months ended March 31, 2025 as compared to the same period in 2024 as described below.

For the three months ended March 31, 2025 as compared to the same period in 2024, retail cost of revenue decreased $171 due to decreased business platform and merchant processing costs of $147, increased website infrastructure costs of $3 and decreased labor allocation costs of $27.

Brands

Brands cost of sales reductions were a consequence of declining revenues as described below with a slight decline in gross margin to 86.0% from 88.6% during the three and three months ended March 31, 2025 as compared to the same period in 2024.

Brands cost of revenue decreased $3 for the three months ended March 31, 2025 as compared to the same period in 2024, of which $8 was due to reduced labor allocation costs for the three months ended March 31, 2025 as compared to the same period in 2024. An increase in costs of $5 relates to decreased efficiency.

Operating Expenses

As described below, operating expenses declined significantly overall as a result of the cost savings efforts and reduction in headcount during 2024 and early 2025.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$2,155	$2,620	$(465)	-18%
Product development	2,136	2,413	(277)	-11%
General and administrative	4,030	4,787	(757)	-16%
Total operating expenses	$8,321	$9,820	$(1,499)	-15%

Sales and Marketing

Sales and marketing expenses decreased $465 for the three months ended March 31, 2025 as compared to the same period in 2024 due to a $341 decrease in compensation costs and a $124 reduction in other costs.

Product Development

Product development expenses decreased $277 for the three months ended March 31, 2025 as compared to the same period in 2024 due to a $392 decrease in compensation costs (or $254 excluding capitalized costs), which were partially offset by an $88 increase in depreciation expense primarily related to capitalized internal use software and a $27 increase in other costs. Product development expenses are reported net of $349 and $211 of costs capitalized to internal-use software for the three months ended March 31, 2025 and 2024.

General and Administrative

General and administrative expenses decreased $757 for the three months ended March 31, 2025 as compared to the same period in 2024 due to a $229 decrease in bad debts expense due to recoveries in the current year period, a $569 decrease in compensation costs, $197 reduction in insurance expense, and a $248 decline in other costs. These reductions were partially offset by a $486 increase in legal and professional fees associated with the debt modification and other transaction related expenses.

Legal and professional services expenses include $615 for the three months ended March 31, 2025, respectively, related to the debt modification and advisors for strategic alternatives as discussed below under Liquidity and Capital Resources — Going Concern.

Other Income and Expense

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%) [1]
Other income (expense):
Interest expense, net	$(547)	$(607)	$60	-10%
Other income (expense), net	7	(32)	39	-122%
Total other income (expense)	$(540)	$(639)	$99	-15%

Interest expense, net decreased by $60 for three months ended March 31, 2025 compared to the same period in 2024 primarily due to the partial prepayment of the 2022 Notes (Note 9).

Other income increased by $39 for three months ended March 31, 2025 as compared to the same period in 2024 primarily related to a decrease in unrealized gains on foreign currency remeasurements.

Net Loss

Net loss was $1,781 for the three months ended March 31, 2025, compared to net loss of $2,387 for the three months ended March 31, 2024. The reduction in net loss were primarily due to the realization of cost savings from the cost cutting measures employed in 2024.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,781)	$(2,387)
Interest expense, net	547	607
Depreciation and amortization expense	421	329
EBITDA	(813)	(1,451)
Stock-based compensation	209	598
Transaction related expenses - debt modification, strategic alternatives	663	—
Change in fair value of derivatives	(10)	(14)
Adjusted EBITDA	$49	$(867)

The favorable change in EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 versus the same period in 2024 is primarily due to cost savings resulting from Leafly’s cost cutting measures described above.

Financial Condition

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash totaled $8,881 and $14,772 as of March 31, 2025 and December 31, 2024, respectively. Explanations of our cash flows for the periods presented follow.

Cash Flows

Three Months Ended March 31, 2025

During the three months ended March 31, 2025, we utilized a total of $5,891 of cash to fund cash operating losses of approximately $845, changes in current assets and liabilities of $1,017, investing activities comprised of capitalized software costs of $349, and financing activities of $3,680 which was primarily the partial repayment of the 2022 Notes. The changes in current assets and liabilities during the three months ended March 31, 2025 included primarily the reduction of accrued expenses and other current liabilities of $995 primarily related to accrued interest on the 2022 Notes, transaction related costs and 2024 bonuses paid in 2025.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

As compared to the three months ended March 31, 2024, cash used in operations increased by $989 to $1,862 for the three months ended March 31, 2025, mainly due to increased payments of accrued expenses in 2025 related to accrued interest on the 2022 Notes, transaction related costs and 2024 bonuses paid in 2025. Cash used in investing activities increased $140 to $349 for the three months ended March 31, 2025 due to higher software capitalization in the current year period. Cash and restricted cash used by financing activities increased $3,566 from the 2024 period to $3,680 for the three months ended March 31, 2025, which was primarily the partial repayment of the 2022 Notes in 2025.

Deferred Revenue

Deferred revenue is primarily related to software subscriptions and display ads. The revenue deferred at March 31, 2025 is expected to be recognized in the near term. See Note 8 to our consolidated financial statements within this Quarterly Report for further discussion.

Contractual Obligations and Other Planned Uses of Capital

We are obligated to repay the operating liabilities on our Consolidated Balance Sheets, such as accrued liabilities. In addition, we are obligated to pay any 2022 Notes when they come due on July 1, 2025 that do not ultimately convert to equity. See Note 9 to our consolidated financial statements within this Quarterly Report for more information.

Liquidity and Capital Resources

We primarily fund our operations and capital expenditures through cash flows generated by operations and our cash, cash equivalents and restricted cash on hand. Our principal liquidity needs in the “near-term” (within the next twelve months) include the direct costs associated with revenues earned, operating expenses, payment of principal and interest on the 2022 Notes and tax payments. The 2022 Notes bear interest at 8% annually, paid in cash semi-annually in arrears on July 31 and January 31 of each year, and mature on July 1, 2025.

To the extent existing sources of liquidity are not sufficient to fund future activities, meet our payment obligations under the 2022 Notes or pursue strategic opportunities, we may need to raise additional funds, which we may seek to do through equity or debt financings, or seek to refinance the 2022 Notes. Any additional equity financing may be dilutive to stockholders. Debt financing, if available, may involve agreements that include equity conversion rights, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, expending capital, or pursuing certain business opportunities. There can be no assurance that, if needed, we will be able to obtain additional or adequate financing or to refinance or restructure our indebtedness on terms favorable to us, if at all. See, Part I, Item 1A Risk Factors in our 2024

Annual Report under the headings “— We may need to raise additional capital, which may not be available on favorable terms, if at all, causing dilution to our stockholders, restricting our operations or adversely affecting our ability to operate our business.” and “— Risks Relating to our Indebtedness.” In addition, the delisting of our securities will limit our ability to raise additional equity financing, and we no longer have access to our ATM Program. See Section 1A. Risk Factors – “Our failure to regain compliance with the continued listing requirements of the Nasdaq Capital Market has resulted in a delisting of our Common Stock and Warrants.”

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

We have $25,747 of 2022 Notes maturing on July 1, 2025 and based on our current liquidity position would not be able to repay the 2022 Notes when due. Note 9 to our consolidated financial statements within this Quarterly Report provides additional information regarding the 2022 Notes. In addition, as noted above, we have experienced revenue declines, incurred recurring operating losses, used cash from operations, and relied on the capital raised in the Business Combination to continue ongoing operations. We have incurred operating losses since our inception and had an accumulated deficit of $81,726 and $79,945 at March 31, 2025 and December 31, 2024, respectively. These conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements included in this Quarterly Report are issued. In response to these conditions, we took the following actions:

•
With the Company’s de-listing from Nasdaq, management is considering options including but not limited to taking the Company private in order to save significant costs associated with operating as a public company. To that end, the Company filed post-effective amendments to all of its existing registration statements on Form S-8s and its registration statement on Form S-3, removing from registration any unsold securities. In addition, the Company has determined to submit to its shareholders for approval at the Company’s annual meeting a reverse stock split, which if executed would result in a reduction in the number of the Company’s record holders to a number that would allow the Company to suspend its ongoing reporting obligations (Note 11, Note 18).

We are closely monitoring and reducing operating expenses where we are able to, while intending to ensure the trajectory and viability of the business remains intact. However, we cannot meet our debt maturity obligations without a significant capital infusion or a lender’s commitment to refinance our debt. After considering all available evidence, Leafly determined that the combined impact of our cost reduction measures outlined in both actions above and planned operations will be not sufficient to meet our capital requirements for a period of at least twelve months from the date that our March 31, 2025 financial statements are issued. We believe substantial doubt exists about our ability to continue as a going concern within one year of the date these financial statements are issued. Management will continue to evaluate our liquidity and capital resources.

We believe that our capital resources are not sufficient to fund our operations for at least the following 12 months, because we do not currently have the ability to repay our 2022 Notes due in July 2025.

Noncompliance with Nasdaq Continued Listing Standards

On April 9, 2024, we received the Notice from the Staff notifying us that we no longer complied with Nasdaq's requirements contained in Nasdaq Listing Rule 5550 for companies traded on the Capital Market. Nasdaq Listing Rule 5550 requires a company listed on the Capital Market to continuously meet at least one of the Continued Listing Standards set forth in Nasdaq Listing Rule 5550(b), as follows:

Continued Listing Standard	Requirement

“Stockholders’ Equity”	Minimum $2.5 million

“Market Value of Listed Securities”	Minimum $35 million

“Net Income”	Minimum $500 thousand from continuing operations – most recent fiscal year or in two of three of last three fiscal years

As confirmed by the Notice, we did not meet (and do not currently meet) any of the Continued Listing Standards depicted above. On January 15, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that the Nasdaq Hearing Panel (“Panel”) has determined to delist the Company’s common stock and warrants and suspend trading of the securities at the open of trading on January 17, 2025. In connection with the Panel’s decision, the Company filed a Form 25 on March 12, 2025 with the SEC in accordance with Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended.

As a result of the suspension in trading and expected delisting, Leafly’s common stock and warrants began trading publicly on the OTC Pink Open Market under its existing symbols “LFLY” and “LFLYW,” respectively effective January 17, 2025. In March 2025, we filed post-effective amendments to all of our existing registration statements on Form S-8s and our registration statement on Form S-3, removing from registration any unsold securities. In addition, we have determined to submit to our shareholders for approval at the Leafly’s 2025 annual meeting a reverse stock split (Note 18), which if executed would result in a reduction in the number of our record holders to a number that would allow us to suspend our ongoing reporting obligations.

Deregistration and Suspension of Reporting Obligations

As discussed above, on March 12 and 13, 2025, the Company filed post-effective amendments to its Registration Statements on Form S-3 and S-8 to terminate such registration statements and withdraw from registration any unsold securities, which is a prerequisite, among others, to the Company’s ability to suspend its ongoing reporting obligations. The Company has subsequently also filed preliminary proxy materials with the SEC including a proposal to the Company’s stockholders at the Company’s Annual Meeting to executed a reverse stock split, in order to reduce the Company’s number of record holders of its common stock to fewer than 300, thereby allowing the Company to “go private.” If approved, we would suspend our reporting obligations by filing a Certificate of Termination of Registration (SEC Form 15) with the SEC under the Exchange Act as soon as possible after consummation of the Transaction so that we would no longer be required to file annual, quarterly or current reports or comply with the SEC’s proxy rules. Suspending our reporting obligations may limit our ability to raise additional equity financing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

We believe there have been no material changes to the items that we disclosed as our critical accounting estimates under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.

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

Item 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2024 Annual Report. As of the date of this report, other than as set forth below, we are not aware of any material changes in the risk factors disclosed in our 2024 Annual Report, except to note that the risk factor that discuss that the Company is considering taking actions in order for the Company to terminate the registration of its securities under the Exchange Act and suspend its public reporting obligations have been increased by the Company taking further definitive actions towards such goal, as discussed elsewhere in this Quarterly Report. You should carefully consider the risks and uncertainties described herein and in our 2024 Annual Report, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2024 Annual Report are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Item 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

The following documents are included as exhibits to this Quarterly Report:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Period Ending	Exhibit	Filing Date

3.1		Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc., dated February 4, 2022	10-K	12/31/21	3.1	3/31/22

3.2		Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Leafly Holdings, Inc.	8-K	9/8/23	3.1	9/11/23

3.3		Certification of Designation of Series a Preferred Stock, dated April 1, 2025.	8-K	4/1/25	3.1	4/7/25

3.4		Amended and Restated Bylaws of Leafly Holdings, Inc., dated February 4, 2022.	8-K	2/4/22	3.2	2/10/22

3.5		Amendment to the Amended and Restated Bylaws	8-K	4/1/25	3.1	4/7/25

10.1		Subscription Agreement, dated April 1, 2025, by and between Leafly Holdings, Inc. and Yoko Miyashita.	8-K	4/1/25	10.1	4/7/25

31.1	*

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2025.

Leafly Holdings, Inc.

By:	/s/ Yoko Miyashita
Yoko Miyashita
Chief Executive Officer

By:	/s/ Suresh Krishnaswamy
Suresh Krishnaswamy
Chief Financial Officer